Form 10QSB
period 1996-04-30
TITAN TECHNOLOGIES INC
filed 1996-06-12
CIK 932144

FORM 10-QSB-QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For Quarterly period ended April 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

     For the transition period from          to

     Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           NEW MEXICO                                       85-0388759
  (State or other jurisdiction                       (I.R.S. Identification No.)
of incorporation or organization)

                 3206 Candelaria Road NE. Albuquerque, NM 87107
                    (Address of principal executive offices)

                                 (505) 884-0272
                           (Issuer's telephone number)

                                       N/A
     (Former name, former address and former three-months, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

     The number of shares of the registrant's common stock outstanding as of June 4, 1996, was: No Par Value Common 18,236,411

Transitional Small Business Format: Yes [   ] No [ X ]


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                Titan Technologies, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                              April 30, 1996
                                UNAUDITED

ASSETS

   Current Assets
     Cash ......................................................    $   366,087
     Accounts receivable - stockholder .........................            609
                                                                    -----------
          Total Current Assets .................................        366,696

   Property and Equipment, at cost
     Furniture and fixtures ....................................          5,737
     Machinery .................................................          2,738
                                                                    -----------
                                                                          8,475
     Less accumulated depreciation .............................         (6,409)
                                                                    -----------
          Net property and equipment ...........................          2,066

   Other assets
     Trade secrets, net of accumulated
          amortization of $52,864 ..............................         79,502
                                                                    -----------
                                                                    $   448,264
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
     Accounts payable ..........................................    $      --
     Current maturities of notes payable, to stockholders ......          9,105
     Other accrued liabilities .................................        157,654
                                                                    -----------
          Total Current Liabilities ............................        166,759

   Notes payable to stockholders, net of current maturities ....         73,228

   Stockholders' Equity
   Common stock - no par value; authorized,
     50,000,000 shares; issued and
     outstanding, 18,236,411 shares ............................      1,160,694
   Accumulated deficit .........................................       (952,417)
                                                                    -----------
                                                                        208,277
                                                                    -----------
                                                                    $   448,264
                                                                    ===========


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended April 30
                                    UNAUDITED

                                                     1996              1995
                                                    ------            ------
REVENUES

   Plant licensing .........................     $       --        $       --
   Other income ............................            4,965             3,837
                                                 ------------      ------------
                                                        4,965             3,837

COSTS AND EXPENSES

   General and administrative ..............           83,724            70,691
   Outside services ........................           10,246             9,043
   Depreciation and amortization ...........            1,456             3,795
   Interest ................................            1,608             1,392
                                                 ------------      ------------
                                                       97,034            84,921
                                                 ------------      ------------

   Income (loss) before income taxes .......          (92,069)          (81,084)
                                                 ------------      ------------

   Provision for income taxes ..............             --                --
                                                 ------------      ------------

    Net income (loss) ......................     $    (92,069)     $    (81,084)
                                                 ============      ============

   Weighted average common shares
     outstanding (Note 2) ..................       17,989,497        17,125,300
                                                 ============      ============

   Net income (loss) per common share ......     $       0.00      $       0.00
                                                 ============      ============


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended April 30
                                    UNAUDITED

                                                      1996              1995
                                                     ------            ------
REVENUES

   Plant licensing ..........................     $       --        $    302,500
   Other income .............................           15,420            12,507
                                                  ------------      ------------
                                                        15,420           315,007

COSTS AND EXPENSES

   General and administrative ...............          231,236           196,151
   Outside services .........................           34,959            19,992
   Depreciation and amortization ............           10,095            11,399
   Interest .................................            4,894             5,384
                                                  ------------      ------------
                                                       281,184           232,926
                                                  ------------      ------------

   Earnings (loss) before income taxes ......         (265,764)           82,081

   Provision for income taxes ...............             --              48,390
                                                  ------------      ------------

   Net earnings (loss) ......................     $   (265,764)     $     33,691
                                                  ============      ============

   Weighted average common shares
     outstanding (Note 2) ...................       17,989,497        17,125,300
                                                  ============      ============

   Net earnings
     (loss) per common share ................     $      (0.02)     $       0.00
                                                  ============      ============


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                    UNAUDITED

                                                            1996         1995
                                                           ------       ------
Cash flows from operating activities
   Cash received from licensing ......................   $    --      $ 302,500
   Interest received .................................      15,420       12,507
   Cash paid for operating expenses ..................    (263,039)    (216,230)
   Interest paid .....................................      (4,894)      (4,634)
   Cash paid for income taxes ........................     (48,390)
                                                         ---------    ---------
   Net cash provided by (used in)
   operating activities ..............................    (252,513)      45,753

Cash flows from investing activities
   Purchase of furniture and fixtures ................        --           (984)

Cash flows from Financing Activities
   Payments on borrowing .............................        (893)      (3,366)
   Proceeds from issuance of common stock ............     450,000         --
                                                         ---------    ---------
                                                           449,107       (3,366)
                                                         ---------    ---------

   Net increase (decrease) in cash ...................     196,594       41,403

   Cash at beginning of year .........................     169,493      203,568
                                                         ---------    ---------

   Cash at end of period .............................   $ 366,087    $ 244,971
                                                         =========    =========

Reconciliation of Net earnings (loss) to
   Cash Provided by (used in) Operating Activities
   Net earnings (loss) ...............................   $(265,764)   $  33,691
   Adjustments
   Depreciation and amortization .....................      10,095       11,399
   Changes in assets and liabilities
   (Decrease) Increase
     in accounts payable .............................      (1,398)        (217)
   Increase in interest payable ......................       3,728          750
   Increase in other liabilities .....................         826          130
                                                         ---------    ---------
    Net cash provided by (used in)
     operating activities ............................   $(252,513)   $  45,753
                                                         =========    =========


                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                    For the Nine Months Ended April 30, 1996


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at April 30, 1996, the statement of operations for the three and nine month periods ended April 30, 1996 and 1995 and the statement of cash flow for the nine months ended April 30, 1996 and 1995 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1995. The results of operations for the nine months ended April 30, 1996 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net (loss) income per common share has been computed based on the weighted average number of shares outstanding during the periods ended April 30, 1996 and 1995.

3.  ISSUANCE OF COMMON STOCK

On October 3, 1995 the company sold 1,111,111 shares of common stock to Wolfgang Reiger Gembh, for which it received $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the nine months ended April 30, 1996, the Company had no licensing revenue. In the same period of the prior fiscal year $302,500 of revenue was recognized. During fiscal 1995, revenue was deferred until plant operation was effected. At July 31, 1995, the Company had received all sums contracted in the construction management and technology licensing of two tire recycling plants built in Korea. Once operations have begun, the Company will receive a 3.75% royalty on product sales from one of the Korean plants. Further, management is negotiating several large contracts which could create activity for the next several years. Consummation of these negotiations is anticipated when the Korean projects begin continuing commercial operations. As a result of these activities by management general and administrative expenses increased $35,085 to $231,236 and outside services increased $14,967 to $34,959 for the nine months ended April 30, 1996 as compared to the nine months ended April 30, 1995 The Company anticipates revenues in the amount of $1,500,000 from the sale of a tire recycling plant to be built in Austria. This amount will be paid to a foreign sales corporation the Company is in the processing for forming to achieve the benefit of deferred taxation of the proceeds from its foreign sales and operations.

Financial Condition

The Company's liquidity increased in the nine months ended April 30,1996 as cash increased by $196,594 since July 31, 1995. Although operations used $ 252,513 compared to the same period of the prior year in which operations provided $ 45,753, $450,000 was provided by the sale of 1,111,111 shares of common stock. Based on the results of fiscal 1995 and its prospects for 1996, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.


                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved as defendant in an action resulting from an automobile accident involving a company employee in 1994 on a theory of vicarious liability. It is the opinion of the Company's counsel that the accident in question occurred outside the scope of that person's employment and that the litigation will not result in any liability or significant expense for the Company. Other than that, management knows of no legal proceedings or unsatisfied judgments which have not been provided for in any court or agency to which the Company or any of its officers or directors are or may be a party.

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits required by Item 601 of Regulation S-K.

     (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES



June 4, 1996   Ronald L. Wilder
               -------------------------------------------------------
               Ronald L. Wilder, President and Chief Executive Officer



June 4, 1996   Bruce R. Clark
               --------------------------------------------------------
               Bruce R. Clark, General Counsel, Chief Financial Officer
                and Chief Accounting Officer