Form 10KSB
period 1996-07-31
TITAN TECHNOLOGIES INC
filed 1996-10-28
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-25024
                         -------

TITAN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Mexico                                   85-0388759
----------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or other organization)    (Identification No.)

3206 Candelaria Road, N.E., Albuquerque, New Mexico      87107
---------------------------------------------------      -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 505-884-0272
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $333,967.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 20, 1996: $9,127,500.

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 20, 1996, was: 18,236,411 shares.


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: Part II - Items 5(c), 6, 7, - Registrant's Annual Report for the fiscal year ended July 31, 1996.

     Part III- Items 9, 10, 11, and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 16, 1996.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

History
-------

Titan Technologies, Inc. (hereafter the "Company") was incorporated under the laws of the State of New Mexico on July 14, 1954, as Titan Uranium Corporation, which, at that time intended to engage in the business of mining exploration and operations, with its principal efforts being directed toward precious metals and uranium. The Company's name was change to Titan Technologies, Inc. in 1986.

In 1989, the Company acquired approximately 97.5% of the outstanding common stock of Aegis Technologies, Inc., a privately held New Mexico corporation, and in 1991 acquired the balance of that company's common stock. In 1991, the
Company acquired all of the outstanding common stock of Tire Recycling Technologies Corporation., a privately held North Carolina corporation (subsequently reorganized as a New Mexico corporation). The stock of Aegis Technologies Corporation was sold on July 7, 1995. All of the Company's present business is being conducted by Tire Recycling Technologies Corporation.

After 1986, the Company began looking for new assets and businesses that it might acquire. It acquired two businesses, those being Aegis Technologies, Inc., a corporation that had certain technology related to the manufacture of building tiles, which was acquired in 1989, and Tire Recycling Technologies Corporation, which was acquired in 1991. The Company was never able to develop the business of Aegis Technologies, Inc. and that corporation was sold during fiscal 1995.

The acquisition of Tire Recycling Technologies Corporation ("TRTC") was based on a formula of Company shares for the shares of stock in TRTC, which formula was based on the perceived value of the technologies that TRTC owned. The Company exchanged four shares of its common stock for each share of TRTC's common stock. Since 1991, the Company has devoted substantially all of it resources to further the development of TRTC's business.

Tire Recycling Technologies Corporation. ("TRTC")
-------------------------------------------------

As stated above, TRTC, a wholly owned Company subsidiary, conducts the primary Company business operations. TRTC has developed and is currently marketing commercial scale plants capable of converting scrap tires into high quality, readily marketable oil, steel, and carbon black. The Company is offering for sale to interested operators on a turnkey basis a completed, licensed and operational tire recycling plant together with a license with the Company for the use of the Company's TRTC process that is discussed below.

The TRTC technology being utilized by the Company was developed by the Company to recover the oil, steel and carbon black that was utilized in the manufacture of tires. The process is self contained, using scrap tires as the feed-stock resource, which, with heat and a physical enabler reduces the tires to their basic chemicals. Minor residue from combustion is vented into the atmosphere, which is believed by management to result in minimal environmental impact. Certain rights to technology acquired by the Company from other individuals was abandoned during the year because it was not viable and the Company's obligations under the agreements relating to this other technology was terminated.

During the past three years, the Company has learned that the initial technology was not fully developed and has been required to devote substantial resources to develop its technology to meet the criteria of its clients to dispose of tires through the use of the TRTC technology. The current evolution of the Company's technology does not require the catalyst originally used in the TRTC process. An enabler developed by the Company and now being used by the Company has proven to be superior in initiating the necessary catalytic reaction and continuing the process of breaking down the tires into their basic constituent parts.

The TRTM-60 Technology employs enhanced pyrolysis, which, unlike known competing scrap tire recovery systems, is true tertiary recycling: the original elements that went into making the tires, primarily oil, steel and carbon black, are reclaimed in near virgin form.

The entire tire recycling process is a closed system. The only emissions are the exhaust gases from firing the retort burners. Because methane and other components of the gas fraction are clean burning, release of pollutants to the atmosphere is minimal. The only nonresalable materials from the process are the small quantities of ash and dirt produced that are landfilled.

The TRTM-60 technology was developed to meet the world-wide need for an economically viable method for the permanent disposal of tires. Total quantities of tires in stock piles and dumps in the United States have been estimated at 3 billion tires. Tires are introduced into these stock piles through the distribution of new cars (which is expected to reach 58 million units per year by the year 2,000) and by replacement tires for older vehicles, of which there are approximately 15 for each new car introduced into the market. The Scrap Tire Management Council estimates that there is about one scrap tire generated annually per person in the United States, or approximately 240 million scrap tires annually. Tire production has been estimated at 260 million tires per year. In 1989, replacement tires for all auto, buses, trucks and motor cycles, but not including military equipment, was approximately 189 million tires. The difference between the estimated 260 million tire production and use is believed to be from use by military and on farm machinery and aircraft.

Stockpiled tires and the risks associated with them, from mosquito production to fire hazard, have become a significant environmental problem. Legislation has been introduced and passed in many states controlling tire disposal, storing and transportation. Massachusetts, Minnesota and Wisconsin have established programs to eliminate stockpiles of tires. Fourteen states have adopted or plan to adopt tax measures to provide the resources to eliminate tire stockpiles, while thirteen other states have established or will establish grants or subsidy arrangements for tire recycling and disposal.

The Company's Management believes that the Company's process is unique in the industry in that it operates on a continuous basis at the unusually low temperature of 450 degrees Farenheit rather than competing pyrolytic technologies, which typically function at temperatures of 1000 degrees Farenheit and greater. The low temperature at which the Company's process operates translates into cost efficiencies by using less energy to operate and reduced wear and tear on the equipment. The low temperatures result in qualitative enhancement of the end products generated by the process.

The TRTM-60 technology is proprietary. However, two patent application have been filed relating to advancement in the technology. While the feedstock used in the process initially consisted of shredded tires, the Company has developed some initial applications looking toward the eventual application of the process to various plastics.

Governmental regulations regarding plant operations.
----------------------------------------------------

Because the process uses natural gas to fire its retort burners, discharge from a plant utilizing the TRTM process is minimal. However, because the plant creates and stores recovered oil and carbon black, each plant must meet all requirements established by federal and state environmental laws related to the storage and transportation of such products. The storage and transportation requirements are well established and present no significant problem in obtaining all necessary licenses for operation of any facility.

Current Status of Marketing Efforts.
------------------------------------

The TRTM process was initially demonstrated in a plant constructed by the Company near Bradley, Oklahoma. Through this pilot plant the Company demonstrated that the pilot plant was capable of processing from 60 to 100 tons of scrap tires daily. At this plant, scrap tires were converted into oil (with a 97% fuel content), steel, methane gas, carbon black, and other marketable byproducts. The Bradley Plant was constructed as a proto-type facility to demonstrate the TRTM process and, because of its limited size, was not designed nor intended to be an operating facility. The Company terminated its operations of the Bradley plant in 1992, but continues to own and maintain the plant anticipating that it may be used to demonstrate a plastics recycling process if such a process is eventually developed. The Company leases the land on which the plant is located, which lease may be terminated and the plant removed from the premises upon 30 days written notice. Because the Bradley facility was considered a research and development project, all costs associated with the plant were expensed.

In 1995, Dong Kook Steel Material Company, Ltd. ("Dong Kook"), a Republic of Korea corporation, completed construction of two plants in the Republic of Korea that employ the TRTM-60 process. One of the plants is located approximately twenty miles from the city of Chong Ju, while the other is located approximately two miles from Taegu City. Each of these plants is capable of processing approximately 60 tons of scrap tires per day and are estimated to produce approximately 150 barrels of oil, 6 tons of steel, and 17 tons of carbon black per day. Although both plants are now complete, Dong Kook has experienced delays in reaching sustained operations because of inadequate tire shredding equipment needed to prepare the tires for introduction into the system.

Although there has been significant and unexpected delay in getting the Dong Kook plants to operate up to their capacity on a continuous basis, the Company has been fortunate in that it has been able to work closely with Dong Kook to experiment with various methods of preparing the feed-stock of tires, various configurations for the plants and various forms of catalytic agents. all of which has resulted in a more efficient plant that should eventually result in greater production and, thereby, profitability for Dong Kook.

The two licenses to use the Company's TRTM process were sold to Dong Kook steel for a net amount of $755,100 after payment of estimated Korean taxes of $144,900. The Company retained no royalty on any products produced from the initial plant, while the Company retained a royalty of 3.5% of all gross receipts from the sale of products produced by the second plant, less the cost of transportation to the point of sale of the products. To date, Dong Kook has not reported any sale of any products from the plants and the Company has received no payment other than the initial license payment.

Dong Kook was primarily responsible for the cost of construction of the plant with Company management overseeing and assisting in the construction. The Company anticipates that it will have the primary responsibility of construction of all future plants sold and anticipates that the sales price for a completed plant will range from $6,000,000 to $7,000,000. It also anticipates that future licenses will retain a royalty of 7.5% of all after tax receipts for products produced from each plant. Although these are Management's current estimated prices and royalties, each plant must be custom made for the country and area in which it may be located and negotiations for any such plant may result in price and royalty structures that vary substantially from such present intentions.

Current Status of Marketing Efforts.
------------------------------------

In April, 1996, the Company concluded an agreement with the Environmental Solutions Agency of Ft. Meyers, Florida and Skoda Klatovy, a wholly owned subsidiary of the Czech Republic conglomerate Skoda Holding, a.c., for the sale and construction of a TRTC tire recycling plant to be built in Austria. The preliminary engineering and design and site preparation work for the plant has been completed. The Company anticipates that the project will be started during the spring of 1997. Upon the completion of the Austrian facility, the Company has been assured that five additional European companies will purchase additional facilities from the Company for location at other sites in Europe.

Recoverable Products.
---------------------

Oil
---

The oil recovered by the Company's tire recycling process in Korea has been as high as 34.1 gravity extender oil, oil with an extremely high percentage of usage fuels (in the range of 99.4% gasoline, naphtha and kerosene), that is used primarily to lighten heavier oils either before or after refining. It can also be used in the manufacture of carbon black and rubber products. The oil has a high content of kerosene and light gas, as well as gasoline.

A TRTC-60 tire recycling plant typically recovers about one gallon of oil per tire. At 60 ton capacity, a plant is capable of recovering 150 barrels of oil per day from sixty tons of tires.

While it is impossible to predict the future market price for the recovered oil, in 1992 the Company sold oil produced from its Bradley plant for $15.00 per barrel. Any price received for the oil will necessarily be based upon the then current market for crude oil.

Carbon Black
------------

The carbon black recovered by the TRTM-60 tire recycling process is a semi-reinforcing carbon black. North America manufacturing facilities consume nearly 3 billion pounds of carbon black annually, of which 50 percent are of the semi-reinforcing type.

Carbon black, when combined with rubber, substantially increases the hardness and durability of the product. The wear characteristic of carbon black is a function of the particle size. The finer the particles, the better the rubber reinforcing properties. Particle size is measured by numerical grade, in nanometers (nm). The highest grade with particle sizes under 20 nm is designed as super abrasion furnace. The lowest grades are the semi-reinforcing furnace blacks with particle sizes from 50 nm to 1000 nm.

Tire manufacturers traditionally use grades 500 to 700 in the interior of the tire, and grade 200 for the sidewalls and tread. Grade 100 is typically used in the production of very high abrasion products such as automobile racing tires, while the various other industrial applications use varying grades, depending upon the performance required.

Because much of the tread has been worn away in a scrap tire, the carbon black recovered by the TRTC-60 tire recycling process is dominated by grades 500 to
700. It is this category which is the target market for TRTC recovered carbon black. In 1990, the market demand for grade 700 was 300 million pounds. Initial test results of the carbon black produced from the Company's Bradley plant were found to be a substitute for IRB 5 carbon black for which the market price varies between $0.30 and $0.32 per pound. Because the costs of operations of the TRTC-60 are nominal, it might be offered for sale at a price significantly lower than the prevailing market rate for IRB 5 carbon black.

A market price for TRTC-60 carbon black remains to be established, but preliminary indications are that a price of ten cents to fifteen cents per pound should be maintainable.

At sixty ton capacity, the TRTC tire recycling plant is capable of recovering 30,000 pounds of carbon black per day.

Steel
-----

Scrap steel can be used in a variety of applications, and there is a large and very active market for such steel. The steel recovered from a scrap tire is comprised of woven steel threads. Thus, this steel is more easily recycled by a recycler of steel and consequently generates a higher market price than solid scrap steel pieces.

In general, 10 percent of the weight of a tire is steel, assuming it is a steel belted tire. At full capacity, the TRTC tire recycling plant should recover six tons of steel per day. The market price for such steel varies, but generally commands a price of between $30.00 and $60.00 per ton.

The Industry and the Company's Competition.
-------------------------------------------

Historically scrap tires have been piled or buried, neither of which offer a solution to disposal of scrap tires. The scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas have developed into separate industries that will compete with the Company for tires. These areas and industries are: (I) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities, and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other rubber products, but have not and probably will not contribute significantly to waste tire disposal. In July, 1994 this same council identified numerous companies that are now using waste tires in numerous products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use, but Management believes that they represent a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

Management believes that as a substitute fuel, waste tires provide only marginal savings for the user, while their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in this country each year.

With respect to recycling, the only technology at all comparable to that developed by TRTC is pyrolysis. Such pyrolytic facilities as currently exist in Japan and Germany, however, rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "[the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTC process as demonstrated at its Bradley, Oklahoma plant. Because the TRTC process operates efficiently at temperatures below 450 degrees
Farenheit the oil and carbon black recovered through the TRTM process undergo minimal degradation and have correspondingly higher market value than pyrolytic byproducts.

Marketing Arrangements.
-----------------------

On December 27, 1990, the Company sold the exclusive marketing rights to its technology. This sale provided that the Company was to furnish completed plants on a turn-key basis, without any reservation of royalty from the licensing arrangement. Because of the royalty limitation, the Company subsequently repurchased the rights. As a result of that sale, approximately 67 corporations located world wide remain subject to a right retained by the former marketer that if any sales are made to such corporations for the construction of a plant to be located within the United States, the former marketer will be entitled to a fee of $400,000 for each such sale. No agreements for the sale of any plant or the reservation of any royalty were entered into during the time that the Company did not own its marketing rights.

In 1992, the Company entered into a national and international marketing arrangement for its technology with Geotech, based in Orange County California. As a result of the agreements, Geotech acquired the exclusive worldwide marketing rights exclusive of the States of California, Oregon, Washington, and the Dominion of Canada. The Company retained the marketing rights for California, Oregon, and Washington. The agreement provides that the Company will sell the marketers a fully licensed and operational plant for the actual cost of the plant plus a markup of one-third over such actual costs.

As a result of Geotech's default, marketing rights reverted to the Company; however, the Company entered into a new agreement with a former corporate principal of Geotech which, during the past year, was reorganized under the laws of Korea and was renamed "Dowon Company, Ltd." Under the agreement with Dowon Company, Ltd. that corporation has the elusive marketing and manufacturing rights on the continent of Asia, with the exception of the Asiatic portions of the Commonwealth of Independent States. The Company believes that because of Dowon Company, Ltd.'s location and business contacts in Asia it will be able to effectively develop and implement a marketing strategy for the Company's tire recycling plants in all of the areas covered by the agreement. The Company has been informed by Dowon Company, Ltd. that it is currently negotiating with a Taiwanese group for the purchase of three of the Company's tire recycling plants to be located in Taiwan.

On February 12, 1996, the Company concluded an agreement with the Environmental Solutions Agency ("E.S.A") whereby E.S.A. was granted the exclusive marketing rights for Europe, the Republic of South Africa and Austria. As a means of effectively proving the feasibility of the Company's tire recycling system in a European environment, E.S.A. has formed a joint venture to construct the first Company tire recycling facility in Austria which incorporates advancements, modifications and improvements resulting from the Company's experiences with the two facilities operating in Korea. Participants in the joint venture formed by E.S.A. include Semperit/Conti, A.G., Continental Tires Austrian subsidiary, and large recycling and environmental firms located in Europe. The first European facility is designed to the Company's state of the art showcase, which Management believes will attract other purchasers and result in additional sales of its facilities..

Management estimates that there is a market for approximately one hundred TRTM-60 tire recycling plants in the United States alone. This estimate is based on demographic to scrap tire stockpile ratios indicating approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people will generate sufficient scrap tires to sustain the operations of a TRTM-60 recycling machine.

Preliminarily, marketing efforts in the United States have been focused on the larger population centers. Management believes that because of the current policies of providing incentives and inducements to promote recycling, market conditions for its technology should continue to improve.

Plastics Technologies.
----------------------

The Company, with the assistance and through an arrangement with and under the direction of Adherent Technologies, Inc., a company owned by Dr. Ronald E. Allred, is currently working on the initial development efforts toward creating a low-temperature catalytic conversion process for reclaiming waste plastics, scrap electronics, and other organic materials. It is believed by management that the Company has developed a new and unique process that will allow efficient and economical reclamation of many types of waste plastics by turning them into valuable fuels and chemical products. Initial testing has been extremely encouraging and Adherent Technologies' research has been funded by a Small Business Innovative Research Grant from the United States Air Force, by the Defense Department's Advanced Research Products Agency and by Sandia National Laboratories. The effort to develop this new technology is in its formative stages and has not yet been commercialized.

All developments relating to the technology belong to the Company and the Company is not obligated by contract or otherwise to reimburse any research and development expenses incurred by Adherent Technologies.

In the past year, the Company has concluded two agreements for the commercial implementation of its plastic technology for two separate applications. Those are:

(1) The Company and AbTech, LLC, of Phoenix, Arizona, have executed an agreement through which AbTech, LLC has acquired the exclusive right to use the Company's plastics recycling process for the recovery of oil and hydrocarbon chemicals from polymer waters that AbTech, LLC manufactures. The AbTech, LLC product is unique and the only known effective technique for rapid clean up and full recovery of petroleum spills. At the present time, the only way that the wafers can be disposed of is as hazardous waste. The Company and AbTech, LLC believe that the Company's tertiary recycling technology is a method through which the oil and hydrocarbons contained in the wafers may be recovered.

(2) The Company and Fiberite, Inc., of Phoenix, Arizona, have executed an agreement through which Fiberite, Inc. may use the Company's technology for recycling carbon composite materials such as those used extensively in the aerospace industry. Fiberite, Inc. is a leading manufacturer of such carbon composite materials which have an ever growing world-wide market demand. The Company believes that its process is the only known way to recover the original components of the carbon composites for reuse. Fiberite is currently undertaking a marketing and gathering survey while the Company, with the assistance of Adherent Technologies, is undertaking the final phases of research and development of this application of the Company's technology. Management believes that commercialization of the process could be accomplished by the Spring of 1997.

Employees.
----------

The Company has four full time employees and one contract engineer. Each of the full time employees is presently paid at the rate of $2,500 per month, while the engineer's contracted compensation is paid on the basis of $600 per 40 hour week.

ITEM 2:  DESCRIPTION OF PROPERTIES

The Company has the exclusive right to use the technology incorporated into its TRTM-60 plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, the Company owns its research and development facility now located in Oklahoma which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Company's needs at the present and during the foreseeable future.

The Company leases approximately 2,150 square feet for its executive offices located at 3202 Candelaria, N.E., Albuquerque, New Mexico 87107 at a month to month rent of $925. The Company also leases approximately 4 acres of land located in Bradley County, Oklahoma for its tire recycling plant under a five year lease beginning on September 4, 1991, at a monthly cost of $500. The Bradley, Oklahoma lease may be terminated, without penalty, upon 30 days prior notice. At such time as a suitable location for this facility may be acquired in New Mexico and the facility moved to such new location, the Company will terminate the Bradley, Oklahoma lease. The Company's management believes that the executive offices now leased by it will be adequate for the Company's business for the near future.

ITEM 3:  LEGAL PROCEEDINGS

The only legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated are:

1, On September 12, 1994, in the Second Judicial District Court for Bernalillo County New Mexico (Civil Action CV-94-7558), an individual sued Mr. Bruce Clark, a Company officer and director, alleging damages to be proved at trial for injuries sustained in an automobile accident involving an automobile driven by Mr. Clark. The Company was also named as a defendant on the theory that at the time of the accident Mr. Clark was acting within the scope of his employment by the Company. The Company answered the Complaint and denied that Mr. Clark was acting within the scope of his employment at the time of the accident. This matter went to jury trial in August, 1996, and the jury found that Mr. Clark was not acting within the scope of his employment and found that the Company was not liable to the Plaintiff for any amount of money. The time during which the Plaintiff may appeal the judgment in this matter has not yet expired and the Company does not presently know whether such an appeal will be made by the Plaintiff.

2. On May 15, 1996, the Company filed an action in the United States District Court for New Mexico (Civil Action 673-JP-LFG) against Floyd Wallace and Harold Barrington alleging that certain technology purportedly developed by Mr. Wallace which was acquired by the Company had, at the time of the sale to the Company, been misrepresented. Mr. Wallace answered denying the allegations of the Complaint and counterclaimed against the Company for breach of contract, an accounting under the contract, and a prima facie tort resulting from a stop-transfer instruction given by the Company to its transfer agent relating to the stock given to Mr. Wallace as part of the consideration for his technology. Mr. Barrington answered denying the allegations of the Complaint and subsequently filed a separate action against the Company alleging breach of contract and prima facie tort resulting from a stop-transfer instruction given by the Company to its transfer agent relating to the stock given Mr. Barrington as consideration for the Wallace technology (see below).

The litigation between the Company and Mr. Wallace was settled on September 11, 1996, through a mutual release and a dismissal of all claims and the Company's relinquishing all claims it may have had to the use of certain expired patent and catalatic regime, which the Company had alleged in the action did not perform as represented.

3. On September 15, 1996. Mr. Harold Barrington filed an action in the Second Judicial District Court for Bernallilo County, New Mexico (Civil Action C.V.-96-08824) alleging breach of contract and a prima facie tort resulting from a stop-transfer instruction given by the Company to its transfer agent relating to the stock given to Mr. Barrington as part of the consideration for the Wallace technology. The Company has answered denying the allegations of the complaint.

No time has been set for discovery in either of the lawsuits involving the Company and Mr. Barrington. It is anticipated that unless the matters can be settled by a mutually agreed release, discovery will take place during the fiscal 1997 and trial will not occur until some time thereafter.

4. On June 17, 1996, the Company filed an action in the Second Judicial District Court for Bernalillo County, New Mexico (Civil Action CV-96-6134) against Robert Aragon and Anne Trawicky for fraud or negligent misrepresentation by them at the time they issued a license to Aegis Technologies, in exchange for Company shares. At the time the Company shares were issued to Mr. Aragon and Ms. Trawicky they represented to the Company that a license previously issued to Aegis Technologies was in full force and effect. Subsequent to the issuance of the Company shares to them, they informed the Company that the license had expired prior to the date that Aegis Technologies was acquired by the Company. Aegis only business at the time of its acquisition by the Company was the ownership of the license. The defendants have denied the allegations of the complaint and Ms. Trawicky has filed a counterclaim against the Company seeking the removal of a stop-transfer instruction given by the Company to its transfer agent relating to Ms. Trawicky's shares.

No time has yet been set for discovery in this matter. It is anticipated that unless the matters can be settled by a mutually agreed release, discovery will take place during the fiscal 1997 and trial will not occur until some time thereafter.

The Company knows of no other legal proceedings pending or threatened, or judgment against any director or officer of the Company in their capacity as such.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended July 31, 1996 entitled "Market Price and Dividends on the Company's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the item in the Registrant's Annual report to Shareholders for the fiscal year ended July 31, 1996 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1996 which is attached as an exhibit to this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items in the Registrant's Definitive Proxy Statement for the December 13, 1996, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the December 13, 1996, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the December 13, 1996, Annual meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the December 13, 1996, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

PART IV

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders as of and for each of the two years in the period ended July 31, 1996:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.  Exhibits:

A.  The  following  exhibits  are  incorporated   herein  by  reference  to  the
Registrant's Form 10-SB, File no. 0-25024

Exhibit
Number                          Title

3  Articles of Incorporation and By-laws.

  (i) Articles of Incorporation:
       (a) Articles of Incorporation dated July 14, 1954.
       (b) Articles of Amendment to Articles of Incorporation dated October 2, 1986.
  (ii) By-laws currently in effect.

10. Material Contracts.

     (a) Conveyance of Rights Agreement dated October 6, 1991, between Floyd D. Wallace and Tire Recycling Technologies Corporation.
     (b) Exclusive Marketing Rights Agreement dated December 14, 1991, between Tire Recycling Technologies Corporation (the Company) and Global Tire Recycling, Inc., Recycling Technology International, Inc. and Tedesco Recycling, Inc.
     (c) Division of Proceeds Agreement dated May 19, 1992, between Tire Recycling Technologies Corporation and Chuck Wages.
     (d) Consulting Agreement dated September 15, 1992, between Tire Recycling Technologies Corporation (the Company) and Ronald E. Allred.
     (e) Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Tire Recycling Technologies Corporation (the Company) and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
     (f) Agreement for Assignment of the Exclusive Marketing Rights in the Republic of Korea dated July 12, 1993, between Tire Recycling Technologies Corporation (the Company) and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
     (g) Technical License Agreement dated July 23, 1993, between Tire Recycling Technologies Corporation (the Company) and Hannam Co., Ltd.
     (h) Technical License Agreement dated July 23, 1993, between Tire Recycling Technologies Corporation (the Company) and Dong Kook Steel Material Co., Ltd.
     (i) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Tire Recycling Technologies Corporation (the Company) and Geotechnologies Corporation.
     (j) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Tire Recycling Technologies Corporation (the Company) and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.
     (k) Conveyance of Rights Agreement between Titan Technologies, Inc. and Floyd D. Wallace, dated October 6, 1991.
     (l) Catalyst Fee and Technical Assistance Agreement between Tire Recycling Technologies, Inc. and Floyd D. Wallace, dated October 12, 1992.

B. The following exhibit is encorporated herein by reference to the Registrants Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

     (m) Option agreement between the Company and Joseph Henry dated September 19, 1995.

C. The following exhibits are filed with this Form 10-KSB for the fiscal year ended July 31, 1996:

     (n)  License   Agreement  as  amended   dated   February  16,  1996,   with
Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.
     (o) Marketing and License Agreement dated March 19,1996, with Dowan Company, Ltd., relating to Asia.
     (p) Agreement dated April 25, 1996, with SKODA Klatovy S.P.D., relating to the construction of a TRTC recycling pland in Austria.
     (q) Addendum to SKODA Klotovy S.P.D. Agreement dated April 25, 1996.
     (r) Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.
     (s) Option agreement between the Company, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.
     (t) Promissory Note dated September 24, 1996. .
13. Annual Report to Shareholders for the Fiscal year ended July 31, 1996.
    ----------------------------------------------------------------------
21. Subsidiaries of the Small Business Issuer.
    ------------------------------------------
The Company has one wholly owned subsidiary, which is:

     Name of Subsidiary                         Jurisdiction of Incorporation
     ------------------                         -----------------------------
     Tire Recycling Technologies Corporation              New Mexico

The subsidiary operates only under its corporate name.

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b)  Reports on Form 8-K:
No reports on Form 8-K were filed by this Registrant during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TITAN TECHNOLOGIES, INC.

By Ronald L. Wilder
   ---------------------------------------------
   Ronald L. Wilder, President, Chief Executive Officer,
Chief Operating Officer and Director

Date:  October 11, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.

By Bruce R. Clark
   ---------------------------------------------
   Bruce R. Clark, Secretary-Treasurer, General Counsel,
 Chief Financial Officer and Director

   Date:  October 11, 1996

By Ronald E. Allred
   ---------------------------------------------
   Dr. Ronald E. Allred, Director

   Date: October 11, 1996


By Jelle deBoer
   ---------------------------------------------
   Dr. Jelle deBoer, Director

   Date:  October 11, 1996


By Alan L. Wilder
   ---------------------------------------------
   Alan L. Wilder, Director

   Date:  October 11, 1996