Form 10QSB
period 1996-10-31
TITAN TECHNOLOGIES INC
filed 1996-12-11
CIK 932144

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For Quarterly period ended October 31, 1996

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

     For the transition period from                     to

     Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

           NEW MEXICO                                     85-0388759
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

The number of shares of the registrant's common stock outstanding as of November 26, 1996, was:

      No Par Value Common              18,236,411


      Transitional Small Business Format:     Yes [  ]     No [X]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                October 31, 1996
                                    UNAUDITED
ASSETS

   Current Assets
     Cash ..................................................        $   262,055
     Accounts receivable - stockholder .....................                609
                                                                    -----------
          Total Current Assets .............................            262,664

   Property and Equipment, at cost
     Furniture and fixtures ................................              5,737
     Machinery .............................................              2,738
                                                                    -----------
                                                                          8,475
     Less accumulated depreciation .........................             (7,077)
                                                                    -----------
          Net property and equipment .......................              1,398

                                                                    $   264,062
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
     Note payable stockholder ..............................        $   112,000
     Other accrued liabilities .............................              4,702
                                                                    -----------
          Total Current Liabilities ........................            116,702


   Stockholders' Equity
     Common stock - no par value; authorized,
     50,000,000 shares; issued and
     outstanding, 18,236,411 shares ........................          1,160,694
     Accumulated deficit ...................................         (1,013,334)
                                                                    -----------
                                                                        147,360
                                                                    -----------
                                                                    $   264,062
                                                                    ===========

    The Accompanying notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended October 31
                                    UNAUDITED


                                                        1996           1995
                                                  ------------     ------------
REVENUES

   Gain on sale of assets ...................     $    162,678     $       --
   Other income .............................            3,090            3,787
                                                  ------------     ------------
                                                       165,768            3,787


COSTS AND EXPENSES

   General and administrative ...............          111,250           65,188
   Outside services .........................            8,933           14,623
   Depreciation and amortization ............            1,352            3,365
   Interest .................................            1,862            1,107
                                                  ------------     ------------
                                                       123,397           84,283
                                                  ------------     ------------
   Income (loss) before income taxes ........           42,371          (80,496)

   Provision for income taxes ...............             --               --
                                                  ------------     ------------

   Net income (loss) ........................     $     42,371     $    (80,496)
                                                  ============     ============
   Weighted average common shares
     outstanding (Note 2) ...................       18,236,411       17,495,670
                                                  ============     ============

Net income (loss) per common share ..........     $       0.00     $       0.00
                                                  ============     ============

   The Accompanying notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended October 31
                                    UNAUDITED


                                                            1996         1995
                                                         ---------    ---------

Cash flows from operating activities
   Interest received .................................   $   3,090    $   3,787
   Cash paid for suppliers and subcontractors ........    (123,887)     (77,358)
   Interest paid .....................................      (1,862)      (1,107)
                                                         ---------    ---------
   Net cash provided by (used in)
   operating activities ..............................    (122,659)     (74,678)

Cash flows from Financing Activities
   Payments on borrowing .............................        --           (893)
   Proceeds from stockholder loan ....................     112,000         --
   Proceeds from sale of common stock ................        --        450,000
                                                         ---------    ---------
                                                           112,000      449,107

   Net increase (decrease) in cash ...................     (10,659)     374,429
                                                         ---------    ---------

   Cash at beginning of year .........................     272,714      169,493
                                                         ---------    ---------

   Cash at end of period .............................   $ 262,055    $ 543,922
                                                         =========    =========
Reconciliation of Net earnings (loss) to
   Cash Provided by (used in) Operating Activities
   Net earnings (loss) ...............................   $  42,371    $ (80,496)
   Adjustments
   Gain on sale of assets ............................    (162,678)        --
   Depreciation and amortization .....................       1,352        3,365
   Changes in assets and liabilities
   (Decrease) Increase
     in accounts payable .............................      (5,093)       2,453
   Increase in interest payable ......................         518         --
   Increase in accrued liabilities ...................         871         --
                                                         ---------    ---------
   Net cash provided by (used in)
     operating activities ............................   $(122,659)   $ (74,678)
                                                         =========    =========

Noncash investing and financing activities:
     Certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

   The Accompanying notes Are An Integral Part of These Financial Statements


            Titan Technologies, Inc. and Subsidiaries
                  NOTES TO FINANCIAL STATEMENTS
           For the Three Months Ended October 31, 1996


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at October 31, 1996, and the statements of operations and cash flow for the three months ended October 31, 1996 and 1995 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

On October 3, 1995 the company sold 1,111,111 shares of common stock to Wolfgang Reiger Gembh, for which it received $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the three months ended October 31, 1996 and October 31, 1995, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at October 31, 1996. As a result of these activities by management general and administrative expenses increased $47,312 to $112,500 and outside services decreased $5,690 to $8,933 for the three months ended October 31, 1996 as compared to the three months ended October 31, 1995.

Financial Condition

The Company's liquidity decreased in the three months ended October 31, 1996 as cash decreased by $10,619 since July 31, 1996. Operations used $ 122,659 compared to the same period of the prior year in which operations used $ 74,678. Based on the results of fiscal 1996 and its prospects for 1997, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The only legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated is:

1. On September 12, 1994, in the Second Judicial District Court for Bernalillo County New Mexico (Civil Action CV-94-7558), an individual sued Mr. Bruce Clark, a Company officer and director, alleging damages to be proved at trial for injuries sustained in an automobile accident involving an automobile driven by Mr. Clark. The Company was also named as a defendant on the theory that at the time of the accident Mr. Clark was acting within the scope of his employment by the Company. The Company answered the Complaint and denied that Mr. Clark was acting within the scope of his employment at the time of the accident. This matter went to jury trial in August, 1996, and the jury found that Mr. Clark was not acting within the scope of his employment and found that the Company was not liable to the Plaintiff for any amount of money. The Judgement on Verdict was not entered until October 11, 1996. The Plaintiff filed a notice of appeal but the Company does not at this time know whether the appeal will be perfected.

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

    The litigation between the Company and the defendants has been settled by an agreement through which the parties agreed to a mutual release and a dismissal of all claims and the Company agreed to relinquish all claims it may have had to the use of certain expired patent and catalytic regime developed by Mr. Wallace.

3. On September 15, 1996, Mr. Harold Barrington filed an action in the Second Judicial District Court for Bernalillo County, New Mexico (Civil Action CV-96-08824) alleging breach of contract and a prima facie tort resulting from a stop-transfer instruction given by the Company to its transfer agent relating to the stock given to Mr. Barrington as part of the consideration for the Wallace technology. The Company has answered denying the allegations of the complaint.

    The litigation between the Company and the defendants has been settled by an agreement through which the parties agreed to a mutual release and a dismissal of all claims and the Company agreed to relinquish all claims it may have had to the use of certain expired patent and catalytic regime developed by Mr. Wallace.

4. On June 17, 1996, the Company filed an action in the Second Judicial District Court for Bernalillo County, New Mexico (Civil Action CV-96-6134) against Robert Aragon and Anne Trawicky for fraud or negligent misrepresentation by them at the time they issued a license to Aegis Technologies, a Company subsidiary, in exchange for Company shares. At the time the Company shares were issued to Mr. Aragon and Ms. Trawicky they represented to the Company that a license previously issued to Aegis Technologies was in full force and effect. Subsequent to the issuance of the Company shares to them, they informed the Company that the license had expired prior to the date that Aegis Technologies was acquired by the Company. Aegis' only business at the time of its acquisition by the company was the ownership of the license. The defendants have denied the allegations of the complaint and Ms. Trawicky has filed a counterclaim against the Company seeking the removal of a stop-transfer instruction given by the Company to its transfer agent relating to Ms. Trawicky's shares.

    No time has yet been set for discovery in this matter. It is anticipated that unless the matters can be settled by a mutually agreed release, discovery will take place during fiscal 1997 and trial will not occur until some time thereafter.

The Company knows of no other legal proceedings pending or threatened, or judgement against any director or officer of the Company in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits required by Item 601 of Regulation S-K

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

     TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




December 4, 1996  Ronald L. Wilder
                  ------------------------------------------------
           Ronald L. Wilder, President and Chief Executive Officer





December 4, 1996  Bruce R. Clark
                  -------------------------------------------------
           Bruce R. Clark, General Counsel, Chief Financial Officer and Chief Accounting Officer