Form 10QSB
period 1997-01-31
TITAN TECHNOLOGIES INC
filed 1997-03-13
CIK 932144

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

        For Quarterly period ended January 31, 1997

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

Yes[ X ]  No[   ]

         The number of shares of the registrant's common stock outstanding as of February 25, 1997, was:

         No Par Value Common              18,236,411



Transitional Small Business Format:     Yes [   ]    No[ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                January 31, 1997
                                   UNAUDITED

ASSETS

        Current Assets
                Cash ..........................................     $   173,493
                Accounts receivable - stockholder .............             609
                                                                    -----------
                        Total Current Assets ..................         174,102

        Property and Equipment, at cost
                Furniture and fixtures ........................           5,737
                Machinery .....................................           5,059
                                                                    -----------
                                                                         10,796
                Less accumulated depreciation .................          (7,421)
                                                                    -----------
                        Net property and equipment ............           3,375
                                                                    -----------
                                                                    $   177,477
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities
                Note payable stockholder ......................     $   112,000
                Other accrued liabilities .....................           9,513
                                                                    -----------
                        Total Current Liabilities .............         121,513


        Stockholders' Equity
                Common stock - no par value; authorized,
                50,000,000 shares; issued and
                outstanding, 18,236,411 shares ................       1,160,694
                Accumulated deficit ...........................      (1,104,730)
                                                                    -----------
                                                                         55,964
                                                                    -----------
                                                                    $   177,477
                                                                    ===========

    The Acompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended January 31
                                   UNAUDITED


                                                      1997             1996
                                                  ------------     ------------
REVENUES
        Gain on sale of assets ...............    $       --       $       --
        Other income .........................           2,700            6,668
                                                  ------------     ------------
                                                         2,700            6,668

COSTS AND EXPENSES

        General and administrative ...........          80,152           82,325
        Outside services .....................          10,238           10,090
        Depreciation and amortization ........             345            5,274
        Interest .............................           3,361            2,177
                                                  ------------     ------------
                                                        94,096           99,866
                                                  ------------     ------------

        Loss before income taxes .............         (91,396)         (93,198)

        Provision for income taxes ...........            --               --
                                                  ------------     ------------

        Net loss .............................    $    (91,396)    $    (93,198)
                                                  ============     ============
        Weighted average common shares
                outstanding (Note 2) .........      18,236,411       17,866,041
                                                  ============     ============

Net loss per common share ....................    $       0.00     $       0.00
                                                  ============     ============

    The Acompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Six Months Ended January 31
                                   UNAUDITED


                                                      1997             1996
                                                  ------------     ------------
REVENUES

        Gain on sale of assets ...............    $    162,678     $       --
        Other income .........................           5,790           10,455
                                                  ------------     ------------
                                                       168,468           10,455

COSTS AND EXPENSE

        General and administrative ...........         191,402          147,512
        Outside services .....................          19,171           24,713
        Depreciation and amortization ........           1,697            8,639
        Interest .............................           5,223            3,284
                                                  ------------     ------------
                                                       217,493          184,148
                                                  ------------     ------------
        Loss before income taxes .............         (49,025)        (173,693)

        Provision for income taxes ...........            --               --
                                                  ------------     ------------
        Net loss .............................    $    (49,025)    $   (173,693)
                                                  ============     ============
        Weighted average common shares
                outstanding (Note 2) .........      18,236,411       17,866,041
                                                  ============     ============

Net loss per common share ....................    $       0.00     $       0.00
                                                  ============     ============

    The Acompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended January 31
                                   UNAUDITED


                                                          1997           1996
                                                       ---------      ---------
Cash flows from operating activities
        Interest received ........................     $   5,790      $  10,455
        Cash paid for suppliers and
           subcontractors ........................      (209,466)      (169,626)
        Interest paid ............................        (5,223)        (3,284)
                                                       ---------      ---------
        Net cash provided by (used in)
        operating activities .....................      (208,899)      (162,455)

Cash flows from investing activities
        Acquisition of property and equipment ....        (2,322)          --

Cash flows from financing activities
        Payments on borrowing ....................          --             (893)
        Proceeds from stockholder loan ...........       112,000           --
        Proceeds from sale of common stock .......          --          450,000
                                                       ---------      ---------
                                                         112,000        449,107

        Net increase (decrease) in cash ..........       (99,221)       286,652
                                                       ---------      ---------

        Cash at beginning of year ................       272,714        169,493
                                                       ---------      ---------

        Cash at end of period ....................     $ 173,493      $ 456,145
                                                       =========      =========
Reconciliation of Net earnings (loss) to
    Cash Provided by (used in)
       Operating Activities
    Net earnings (loss) ..........................     $ (49,025)     $(173,693)
    Adjustments
    Gain on sale of assets .......................      (162,678)          --
    Depreciation and amortization ................         1,697          8,639
    Changes in assets and liabilities
    (Decrease) Increase in accounts payable ......        (4,435)          (200)
    Increase in interest payable .................         3,878          2,127
    Increase in accrued liabilities ..............         1,664            672
                                                       ---------      ---------
    Net cash provided by (used in)
      operating activities .......................     $(208,899)     $(162,455)
                                                       =========      =========

Noncash investing and financing activities:
     Certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

    The Acompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended January 31, 1997


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at January 31, 1997, and the statements of operations and cash flow for the six months ended January 31, 1997 and 1996 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1996. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

On October 3, 1995 the company sold 1,111,111 shares of common stock to Wolfgang Reiger Gembh, for which it received $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the six months ended January 31, 1997 and January 31, 1996, the company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at January 31, 1997. As a result of these activities by management general and administrative expenses increased $43,890 to $191,402 and outside services decreased $5,542 to $19,171 for the six months ended January 31, 1997 as compared to the six months ended January 31, 1996.

Financial Condition

The Company's liquidity decreased in the three months ended January 31, 1997 as cash decreased by $99,221 since July 31, 1996. Operations used $208,899 compared to the same period of the prior year in which operations used $162,455. Based on the results of fiscal 1996 and its prospects for 1997, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. On June 17, 1996, the Company filed an action in the Second Judicial District Court for Bernalillo County, New Mexico (Civil Action CV-96-6134) against Robert Aragon and Anne Trawicky for fraud or negligent misrepresentation by them at the time they issued a license to Aegis Technologies, a Company subsidiary, in exchange for Company shares. At the time the Company shares were issued to Mr. Aragon and Ms. Trawicky they represented to the Company that a license previously issued to Aegis Technologies was in full force and effect. Subsequent to the issuance of the Company shares to them, they informed the Company that the license had expired prior to the date that Aegis Technologies was acquired by the Company. Aegis' only business at the time of its acquisition by the company was the ownership of the license. The defendants have denied the allegations of the complaint and Ms. Trawicky has filed a counterclaim against the Company seeking the removal of a stop-transfer instruction given by the Company to its transfer agent relating to Ms. Trawicky's shares.

No time has yet been set for discovery in this matter. It is anticipated that unless the matters can be settled by a mutually agreed release, discovery will take place during fiscal 1997 and trial will not occur until some time thereafter.

2. On November 1, 1996, Judith L. Durzo filed suit in the Second Judicial District Court of New Mexico to attempt to collect a balance of $11,469.06 she maintains is owed to her for legal services for which the Company has already paid her $20,000.00 to date. The Company disputes her claim and is bringing a countersuit against her for breach of contract (implied covenant of good faith), unfair trade practices, and decit for recovery of some of the amount already paid to her on the basis of her excessive billing. The Company is also in the process of preparing a disciplinary complaint against Ms. Durzo which will be filed with the New Mexico State Bar Association both on the basis of her excessive billing, breach of her duty of loyalty and for revelations of attorney/client confidence.

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

        TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




February 25, 1997 Ronald L Wilder
                  -----------------------------------------------
          Ronald L. Wilder, President and Chief Executive Officer





February 25, 1997 Bruce R. Clark
                  -----------------------------------------------
          Bruce R. Clark, General Counsel, Chief Financial Officer and Chief Accounting Officer