Form 10QSB
period 1997-04-30
TITAN TECHNOLOGIES INC
filed 1997-06-05
CIK 932144

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

     For Quarterly period ended April 30, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the transition period from___________to___________

     Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                            specified in its charter)

          NEW MEXICO                                     85-0388759
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                 3206 Candelaria Road NE. Albuquerque, NM 87107
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (505) 884-0272
                          ---------------------------
                          (Issuer's telephone number)


                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former three-months, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [  ]

     The number of shares of the registrant's common stock outstanding as of May 25, 1997, was:

      No Par Value Common              18,236,411


Transitional Small Business Format: Yes [   ]  No [ X ]

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1997
                                   UNAUDITED

ASSETS

     Current Assets
          Cash ...............................................      $    76,913
          Accounts receivable - stockholder ..................              609
                                                                    -----------
               Total Current Assets ..........................           77,522

     Property and Equipment, at cost
          Furniture and fixtures .............................            5,737
          Machinery ..........................................            5,059
                                                                    -----------
                                                                         10,796
          Less accumulated depreciation ......................           (7,766)
                                                                    -----------
               Net property and equipment ....................            3,030
                                                                    -----------
                                                                    $    80,552
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
          Accounts payable ...................................      $     4,344
          Note payable stockholder ...........................          112,000
          Other accrued liabilities ..........................           12,437
                                                                    -----------
               Total Current Liabilities .....................          128,781


     Stockholders' Equity
          Common stock - no par value; authorized,
          50,000,000 shares; issued and
          outstanding, 18,236,411 shares .....................        1,160,694
          Accumulated deficit ................................       (1,208,923)
                                                                    -----------
                                                                        (48,229)
                                                                    -----------
                                                                    $    80,552
                                                                    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements

                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended April 30
                                   UNAUDITED


                                                     1997              1996
                                                 ------------      ------------
 REVENUES

     Gain on sale of assets ................     $       --        $       --
     Other income ..........................            1,492             4,965
                                                 ------------      ------------
                                                        1,492             4,965

COSTS AND EXPENSES

     General and administrative ............           90,173            83,724
     Outside services ......................           11,807            10,246
     Depreciation and amortization .........              345             1,456
     Interest ..............................            3,360             1,608
                                                 ------------      ------------
                                                      105,685            97,034
                                                 ------------      ------------

     Income (loss) before income taxes .....         (104,193)          (92,069)

     Provision for income taxes ............             --                --
                                                 ------------      ------------

     Net income (loss) .....................     $   (104,193)     $    (92,069)
                                                 ============      ============
     Weighted average common shares
          outstanding (Note 2) .............       18,236,411        17,989,497
                                                 ============      ============

Net income (loss) per common share .........     $       0.00      $       0.00
                                                 ============      ============

    The Accompanying Notes Are An Integral Part of These Financial Statements

                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended April 30
                                   UNAUDITED


                                                     1997              1996
                                                 ------------      ------------
REVENUES

     Gain on sale of assets ................     $    162,678      $       --
     Other income ..........................            7,282            15,420
                                                 ------------      ------------
                                                      169,960            15,420

COSTS AND EXPENSES

     General and administrative ............          281,575           231,236
     Outside services ......................           30,978            34,959
     Depreciation and amortization .........            2,042            10,095
     Interest ..............................            8,583             4,894
                                                 ------------      ------------
                                                      323,178           281,184
                                                 ------------      ------------

     Income (loss) before income taxes .....         (153,218)         (265,764)

     Provision for income taxes ............             --                --
                                                 ------------      ------------

     Net income (loss) .....................     $   (153,218)     $   (265,764)
                                                 ============      ============
     Weighted average common shares
          outstanding (Note 2) .............       18,236,411        17,989,497
                                                 ============      ============

Net income (loss) per common share .........     $       0.00      $      (0.02)
                                                 ============      ============

    The Accompanying Notes Are An Integral Part of These Financial Statements

                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                   UNAUDITED


                                                           1997          1996
                                                        ---------     ---------
Cash flows from operating activities
     Interest received .............................    $   7,282     $  15,420
     Cash paid for suppliers and subcontractors ....     (304,178)     (263,039)
     Interest paid .................................       (8,583)       (4,894)
                                                        ---------     ---------
     Net cash provided by (used in)
     operating activities ..........................     (305,479)     (252,513)

Cash flows from investing activities
     Acquisition of property and equipment .........       (2,322)         --

Cash flows from financing activities
     Payments on borrowing .........................         --            (893)
     Proceeds from stockholder loan ................      112,000          --
     Proceeds from sale of common stock ............         --         450,000
                                                        ---------     ---------
                                                          112,000       449,107
                                                        ---------     ---------

     Net increase (decrease) in cash ...............     (195,801)      196,594

     Cash at beginning of year .....................      272,714       169,493
                                                        ---------     ---------

     Cash at end of period .........................    $  76,913     $ 366,087
                                                        =========     =========

Reconciliation of Net earnings (loss) to
     Cash Provided by (used in)
     Operating Activities
     Net earnings (loss) ...........................    $(153,218)    $(265,764)
     Adjustments
     Gain on sale of assets ........................     (162,678)         --
     Depreciation and amortization .................        2,042        10,095
     Changes in assets and liabilities
     (Decrease) Increase
          in accounts payable ......................         (749)       (1,398)
     Increase in interest payable ..................        7,238         3,728
     Increase in accrued liabilities ...............        1,886           826
                                                        ---------     ---------
     Net cash provided by (used in)
          operating activities .....................    $(305,479)    $(252,513)
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

    The Accompanying Notes Are An Integral Part of These Financial Statements

                   Titan Technologies, Inc. and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                    For the Nine Months Ended April 30, 1997


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at April 30, 1997, and the statements of operations and cash flow for the nine months ended April 30, 1997 and 1996 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1996. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

On October 3, 1995 the company sold 1,111,111 shares of common stock to Wolfgang Reiger Gembh, for which it received $450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the nine months ended April 30, 1997 and April 30, 1996, the company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at April 30, 1997. As a result of these activities by management general and administrative expenses increased $50,339 to $281,575 and outside services decreased $3,981 to $30,978 for the nine months ended April 30, 1997 as compared to the nine months ended April 30, 1996.

Financial Condition
-------------------

The Company's liquidity decreased in the nine months ended April 30, 1997 as cash decreased by $195,801 since July 31, 1996. Operations used $305,479 compared to the same period of the prior year in which operations used $252,513. Based on the results of fiscal 1996 and its prospects for 1997, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.

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

     TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




May 27, 1997  Ronald L. Wilder
              -------------------------------------------------------
              Ronald L. Wilder, President and Chief Executive Officer





May 27, 1997  Bruce R. Clark
              --------------------------------------------------------
              Bruce R. Clark, General Counsel, Chief Financial Officer
                and Chief Accounting Officer