Form 10KSB
period 1997-07-31
TITAN TELECOMMUNICATIONS INC
filed 1998-03-12
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-25024

         TITAN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

              New Mexico                               85-0388759
    (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or other organization)             Identification No.)

3206 Candelaria Road, N.E., Albuquerque, New Mexico 87107
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 505-884-0272

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $171,119.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 23, 1998: $9,127,500.

The number of shares outstanding of the Registrant's No Par Value common stock, as of March 23, 1998, was: 22,016,411 shares.


PART I

ITEM 1: DESCRIPTION OF BUSINESS

History
-------

     Titan Technologies, Inc. (hereafter the "Registrant") was incorporated under the laws of the State of New Mexico on July 14, 1954, as Titan Uranium Corporation, which, at that time intended to engage in the business of mining exploration and operations, with its principal efforts being directed toward precious metals and uranium. The Registrant's name was change to Titan Technologies, Inc. in 1986.

     In 1989, the Registrant acquired approximately 97.5% of the outstanding common stock of Aegis Technologies, Inc., a privately held New Mexico corporation, and in 1991 acquired the balance of that company's common stock. In 1991, the Registrant acquired all of the outstanding common stock of Tire Recycling Technologies Corporation., a privately held North Carolina corporation (subsequently reorganized as a New Mexico corporation). The common stock of Aegis Technologies Corporation was sold on July 7, 1995. All of the Registrant's present business is being conducted by Tire Recycling Technologies Corporation.

     After 1986, the Registrant began looking for new assets and businesses that it might acquire. It acquired two businesses, those being Aegis Technologies, Inc., a corporation that had certain technology related to the manufacture of building tiles, which was acquired in 1989, and Tire Recycling Technologies Corporation, which was acquired in 1991. The Registrant was never able to develop the business of Aegis Technologies, Inc. and that corporation was sold during fiscal 1995.

     The acquisition of Tire Recycling Technologies Corporation ("TRTC") was based on a formula of Registrant shares for the shares of stock in TRTC, which formula was based on the perceived value of the technologies that TRTC owned. The Registrant exchanged four shares of its common stock for each share of TRTC's common stock. Since 1991, the Registrant has devoted substantially all of it resources to further the development of TRTC's business.

Tire Recycling Technologies Corporation. ("TRTC")
-------------------------------------------------

     As stated above, TRTC, a wholly owned Registrant subsidiary, conducts the primary Registrant business operations. TRTC has developed and is currently marketing commercial scale plants capable of converting scrap tires into high quality, readily marketable oil, steel, and carbon black. The Registrant is offering for sale to interested operators on a turnkey basis a completed, licensed and operational tire recycling plant together with a license with the Registrant for the use of the Registrant's TRTC process that is discussed below.

     The TRTC technology being utilized by the Registrant was developed by the Registrant to recover the oil, steel and carbon black that was utilized in the manufacture of tires. The process is self contained, using scrap tires as the feed-stock resource, which, with heat and a physical enabler reduces the tires to their basic chemicals. Minor residue from combustion is vented into the atmosphere, which is believed by management to result in minimal environmental impact.

     During the past three years, the Registrant has learned that the initial technology was not fully developed and has been required to devote substantial resources to develop its technology to meet the criteria of its clients to dispose of tires through the use of the TRTC technology. The current evolution of the Registrant's technology does not require the catalyst originally used in the TRTC process. An enabler developed by the Registrant and now being used by the Registrant has proven to be superior in initiating the necessary catalytic reaction and continuing the process of breaking down the tires into their basic constituent parts.

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

     The Registrant's Management believes that the Registrant's process is unique in the industry in that it operates on a continuous basis at the unusually low temperature of 450 degrees Fahrenheit rather than competing pyrolytic technologies, which typically function at temperatures of 1000 degrees Fahrenheit a greater. The low temperature at which the Registrant's process operates translates into cost efficiencies by using less energy to operate and reduced wear and tear on the equipment. The low temperatures result in qualitative enhancement of the end products generated by the process.

     The TRTM process was initially demonstrated in a plant constructed by the Registrant near Bradley, Oklahoma. Through this pilot plant the Registrant demonstrated that the pilot plant was capable of processing from 60 to 100 tons of scrap tires daily. At this plant, scrap tires were converted into oil (with a 97% fuel content), steel, methane gas, carbon black,and other marketable byproducts. The Bradley Plant was constructed as a proto-type facility to demonstrate the TRTM process and, because of its limited size, was not designed nor intended to be an operating facility.

     The TRTM-60 technology is proprietary. However, two patent applications have been filed relating to advancement in the technology. Both applications were consolidated subsequently, and U.S. Patent No. 5,714,043 has been issued to protect the enhanced design of the TRTM-60 technology. While the feedstock used in the process initially consisted of shredded tires, the Registrant has developed some initial applications looking toward the eventual application of the process to various plastics.

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

     Although there has been significant and unexpected delay in getting the Dong Kook plants to operate up to their capacity on a continuous basis, the Registrant has been fortunate in that it has been able to work closely with Dong Kook to experiment with various methods of preparing the feed-stock of tires, various configurations for the plants and various forms of catalytic agents. all of which has resulted in a more efficient plant that should eventually result in greater production and, thereby, profitability for Dong Kook.

     The Registrant retained no royalty on any products produced from the initial plant, while the Registrant retained a royalty of 3.5% of all gross receipts from the sale of products produced by the second plant, less the cost of transportation to the point of sale of the products. During the year, in order to assist the project in going forward, the Registrant waived its royalty interest in the second plant when it was sold by Dong Kook to a third party purchaser. To date, Dong Kook has not reported any sale of any products from the plants and the Registrant has waived its right to received any additional payment from this plant.

     Dong Kook was primarily responsible for the cost of construction of the plant with the Registrant's management overseeing and assisting in the
construction.   The  Registrant  anticipates  that  it  will  have  the  primary responsibility of construction of all future plants sold and anticipates that the sales price for a completed plant will be about $8,000,000.00. It also anticipates that future licenses will retain a royalty of 7.5% of all after tax receipts for products produced from each plant. Although these are Management's current estimated prices and royalties, each plant must be custom made for the country and area in which it may be located and negotiations for any such plant may result in price and royalty structures that vary substantially from such present intentions.

     In April, 1996, the Registrant concluded an agreement with the Environmental Solutions Agency ("ESA") of Ft. Meyers, Florida and Skoda Klatovy, a wholly owned subsidiary of the Czech Republic conglomerate Skoda Holding, a.c., for the sale and construction of a TRTC tire recycling plant to be built in Austria. The preliminary engineering and design and site preparation work for the plant has been completed. The start of this project was delayed because of a breach by ESA of its agreement to fund the project. ESA's breach resulted in the Registrant suing ESA (see Item 3. Legal Proceedings), but ESA Recycling, Gsmbh, ("ESA Recycling") the Austrian corporation formed to build and operate the facility has informed the Registrant that it has obtained financing independent of that promised by ESA. Upon the basis of that representation, the Registrant entered into a new agreement for the marketing and licensing in Europe of the Registrant's TRTC plants and technology. ESA Recycling has paid the Registrant 500,000 Austrian Shillings ($40,000.00 US equivalent) as an advance on the license fee due the from the plant it is to construct in Austria. The Registrant anticipates that the project will be started during the spring of 1998. Upon the completion of the Austrian facility, the Registrant has been assured by ESA Recycling that five additional European companies will purchase additional facilities from the Registrant for location at other sites in Europe.

Recoverable Products.
---------------------

Oil:

     The oil recovered by the Registrant's tire recycling process in Korea has been as high as 34.1 gravity extender oil, oil with an extremely high percentage of usage fuels (in the range of 99.4% gasoline, naphtha and kerosene), that is used primarily to lighten heavier oils either before or after refining. It can also be used in the manufacture of carbon black and rubber products. The oil has a high content of kerosene and light gas, as well as gasoline.

     A TRTC-60 tire recycling plant typically recovers about one gallon of oil per tire. At 60 ton capacity, a plant is capable of recovering 150 barrels of oil per day from sixty tons of tires.

     While it is impossible to predict the future market price for the recovered oil, in 1992 the Registrant sold oil produced from its Bradley plant for $15.00 per barrel. Any price received for the oil will necessarily be based upon the then current market for crude oil.

Carbon Black:

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

     Because much of the tread has been worn away in a scrap tire, the carbon black recovered by the TRTC-60 tire recycling process is dominated by grades 500 to 700. It is this category which is the target market for TRTC recovered carbon black. In 1990, the market demand for grade 700 was 300 million pounds. Initial test results of the carbon black produced from the Registrant's Bradley plant were found to be a substitute for IRB 5 carbon black for which the market price varies between $0.30 and $0.32 per pound. Because the costs of operations of the TRTC-60 are nominal, it might be offered for sale at a price significantly lower than the prevailing market rate for IRB 5 carbon black.

     A market price for TRTC-60 carbon black remains to be established, but preliminary indications are that a price of ten cents to fifteen cents per pound should be maintainable. The Registrant and Dong Kook are working together at the TRTC plant located at Chong Ju to develop methods to enhance the quality of the carbon black. To date, there have been limited improvements in the quality, but both the Registrant and Dong Kook believe that the correct process to enhance the product will be developed.

     At sixty ton capacity, the TRTC tire recycling plant is capable of recovering 30,000 pounds of carbon black per day.

Steel:

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

The Industry and the Registrant's Competition.
----------------------------------------------

     Historically scrap tires have been piled or buried, neither of which offer a solution to disposal of scrap tires.

     The scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas have developed into separate industries that will compete with the Registrant for tires. These areas and industries are: (Ii) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities, and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other rubber products, but have not and probably will not contribute significantly to waste tire disposal. In July, 1994 this same council identified numerous companies that are now using waste tires in numerous products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use, but Management believes that they represent a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

     Management believes that as a substitute fuel, waste tires provide only marginal savings for the user, while their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in this country each year.

     With respect to recycling, the only technology at all comparable to that developed by TRTC is pyrolysis. Such pyrolytic facilities as currently exist in Japan and Germany, however, rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTC process as demonstrated at its Bradley, Oklahoma plant. Because the TRTC process operates efficiently at temperatures approximately 450 degrees Fahrenheit the oil and carbon black recovered through the TRTM process undergo minimal degradation and have correspondingly higher market value than pyrolytic byproducts.

     The Registrant does not know of any other uses for the tires that might compete with its business, however, continual research into the problem of waste tires is continuing throughout the world and it should be anticipated that new and novel approaches to a solution to the problem will, from time to time, be put forward.

Marketing Arrangements.
-----------------------

     On December 27, 1990, the Registrant sold the exclusive marketing rights to its technology. This sale provided that the Registrant was to furnish completed plants on a turn-key basis, without any reservation of royalty from the licensing arrangement. Because of the royalty limitation, the Registrant subsequently repurchased the rights. As a result of that sale, approximately 67 corporations located world wide remain subject to a right retained by the former marketer that if any sales are made to such corporations for the construction of a plant to be located within the United States, the former marketer will be entitled to a fee of $400,000 for each such sale. No agreements for the sale of any plant or the reservation of any royalty were entered into during the time that the Registrant did not own its marketing rights.

     In 1992, the Registrant entered into a national and international marketing arrangement for its technology with Geotech, based in Orange County California. As a result of the agreements, Geotech acquired the exclusive worldwide marketing rights exclusive of the States of California, Oregon, Washington, and the Dominion of Canada. The Registrant retained the marketing rights for California, Oregon, and Washington. The agreement provides that the Registrant will sell the marketers a fully licensed and operational plant for the actual cost of the plant plus a markup of one-third over such actual costs.

     As a result of Geotech's default under the agreement, marketing rights reverted to the Registrant; however, the Registrant entered into a new agreement with a former corporate principal of Geotech which, during the past year, was reorganized under the laws of Korea and was renamed Dowon Company, Ltd. Under the agreement with Dowon Company, Ltd. that corporation has the exclusive marketing and manufacturing rights on the continent of Asia, with the exception of the Asiatic portions of the Commonwealth of Independent States. The Registrant believes that because of Dowon Company, Ltd.'s location and business contacts in Asia it will be able to effectively develop and implement a marketing strategy for the Registrant's tire recycling plants in all of the areas covered by the agreement. The Registrant has been informed by Dowon Company Ltd. that it is currently negotiating with a Taiwanese group for the purchase of three of the Registrant's tire recycling plants to be located in Taiwan.

     As discussed above, in February of 1996, the Registrant concluded an agreement with ESA whereby E.S.A. was granted the exclusive marketing rights for Europe, the Republic of South Africa and Austria. Thereafter, E.S.A. formed ESA Recycling to build and operate the facility. The start of this project was delayed because of a breach by ESA of its agreement to fund the project. ESA's breach resulted in the Registrant suing ESA (see Item 3. Legal Proceedings). ESA recycling informed the Registrant that it has obtained financing independent of that promised by ESA. Upon the basis of that representation, the Registrant entered into a new agreement for the marketing and licensing in Europe of the Registrant's TRTC plants and technology. ESA Recycling has paid the Registrant 500,000 Austrian Shillings ($40,000.00 US equivalent) as an advance on the license fee due the Registrant from the plant it is to construct in Austria. The Registrant anticipates that the project will be started during the spring of 1998. Upon the completion of the Austrian facility, the Registrant has been assured by ESA Recycling that five additional European companies will purchase additional facilities from the Registrant for location at other sites in Europe.

     The first Registrant tire recycling facility in Austria incorporates advancements, modifications and improvements resulting from the Registrant's experiences with the two facilities operating in Korea. The first European facility is designed to be the Registrant's state of the art showcase, which Management believes will attract other purchasers and result in additional sales of its facilities..

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

Plastics Technologies.
----------------------

     The Registrant, with the assistance and through an arrangement with and under the direction of Adherent Technologies, Inc., a company owned by Dr. Ronald E. Allred, is currently working on the initial development efforts toward creating a low-temperature catalytic conversion process for reclaiming waste plastics, scrap electronics, and other organic materials. It is believed by management that the Registrant has developed a new and unique process that will allow efficient and economical reclamation of many types of waste plastics by turning them into valuable fuels and chemical products. Initial testing has been extremely encouraging and Adherent Technologies' research has been funded by a Small Business Innovative Research Grant from the United States Air Force, by the Defense Department's Advanced Research Products Agency and by Sandia National Laboratories. The effort to develop this new technology is in its formative stages and has not yet been commercialized.

     All developments relating to the technology belong to the Registrant and the Registrant is not obligated by contract or otherwise to reimburse any research and development expenses incurred by Adherent Technologies.

     In the past two years,  the Registrant has concluded two agreements for the
commercial   implementation   of  its  plastic   technology   for  two  separate
applications. Those are:

(1) The Registrant and AbTech, LLC, of Phoenix, Arizona, have executed an agreement through which AbTech, LLC has acquired the exclusive right to use the Registrant's plastics recycling process for the recovery of oil and hydrocarbon chemicals from polymer wafers that AbTech, LLC manufactures. The AbTech, LLC product is unique and the only known effective technique for rapid clean up and full recovery of petroleum spills. At the present time, the only way that the wafers can be disposed of is as hazardous waste. The Registrant and AbTech, LLC believe that the Registrant's tertiary recycling technology is a method through which the oil and hydrocarbons contained in the wafers may be recovered.

(2) During fiscal 1996, the Registrant and Fiberite, Inc., of Phoenix, Arizona, (now Cytec Fiberite, Inc.) entered into and have executed an agreement through which Fiberite, Inc. may use the Registrant's technology for recycling carbon composite materials such as those used extensively in the aerospace industry. Fiberite, Inc. is only one of , but is a leading, manufacturers of such carbon composite materials which have an ever growing world-wide market demand. The Registrant believes that its process is the only known way to recover the original components of the carbon composites for reuse. Fiberite is currently undertaking a marketing and gathering survey while the Registrant, with the assistance of Adherent Technologies, is undertaking the final phases of research and development of this application of the Registrant's technology. Management believes that commercialization of the process could be accomplished by the Spring of 1999.

     On February 20, 1998, Fiberite formally indicated to the Registrant its intent to pursue negotiations for an agreement to buy outright a specific field of application of the Registrant's plastics recycling technology, and the Registrant and Fiberite entered into a sixty day confidentiality, no shop, and stand still agreement pending written formalization of the contemplated final agreement. Until a final agreement is signed, the details and terms of any of the negotiations cannot be disclosed, but the Registrant's management currently believes that the final agreement will result in the purchase and full development of the application by about August, 1998, and will result in the receipt by the Registrant of a continuous revenue stream from royalty payments.

Employees.
----------

     The Registrant has five full time employees. Each of the full time employees is presently paid at the rate of $3,000 per month.


ITEM 2: DESCRIPTION OF PROPERTIES

     The Registrant has the exclusive right to use the technology incorporated into its TRTM-60 plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, the Registrant owns its research and development facility now located in Oklahoma which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.

     The Registrant leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, N.E., Albuquerque, New Mexico 87107 at a month to month rent of $925. The Registrant's management believes that the executive offices now leased by it will be adequate for the Registrant's business for the near future.


ITEM 3: LEGAL PROCEEDINGS

     The only legal proceedings to which the Registrant is a party or of which any of its property is subject are pending or known to be contemplated is the following:

1. June 17, 1996, the Registrant filed an action in the Second Judicial District Court for Bernalillo County, New Mexico (Civil Action CV-96-6134) against Robert Aragon and Anne Trawicky for fraud or negligent misrepresentation by them at the time they issued a license to Aegis Technologies, a Registrant subsidiary, in exchange for Registrant shares. At the time the Registrant shares were issued to Mr. Aragon and Ms. Trawicky they represented to the Registrant that a license previously issued to Aegis Technologies was in full force and effect. Subsequent to the issuance of the Registrant shares to them, they informed the Registrant that the license had expired prior to the date that Aegis Technologies was acquired by the Registrant. Aegis only business at the time of its acquisition by the Registrant was the ownership of the license. The defendants have denied the allegations of the complaint and Ms. Trawicky has filed a counterclaim against the Registrant seeking the removal of a stop-transfer instruction given by the Registrant to its transfer agent relating to Ms. Trawicky''s shares.

     It is anticipated that the trial of this matter will occur in March of early 1998.

2. On February 12, 1998, the Registrant filed an action in the Second Judicial District Court for Bernalillo County, New Mexico, (Civil Action CV-98-182 LH/LCS) against Josef Strauss and Environmental Solutions Agency (a/k/a ESA World Trade), alleging fraud, breach of contract, conversion, and breach of oral agreement in connection with contracts and agreements for the sale and/or licensing of the Registrants's TRTC technology and certain geographic marketing rights and raising capital funds for recycling plants in Europe. The suit seeks compensatory and punitive damages in excess of $50,000 plus attorney fees. Due to the early state of this litigation, management cannot estimate when a trial on the merits may occur or the likelihood of success or the amount of any verdict favorable to the Registrant.

     The Registrant knows of no other legal proceedings pending or threatened, or judgment against any director or officer of the Registrant in their capacity as such.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.


PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCHOLDER MATTERS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information: The Registrant's common stock is listed on the National BASD's bulletin Bboard under the symbol "TITT" and is traded over the counter. The high and low bid prices for the Registrant's common stock for the past two years, as furnished by National Quotation Bureau, Inc. is as follows:

                                                          High           Low
                                                          ----           ---
Quarter ended September 30, 1995................    $     0.0675   $     0.5625
Quarter ended December 31, 1995.................    $     0.375    $     0.3125
Quarter ended June 30, 1996 ....................    $     1.84375  $     1.53125
Quarter ended September 30, 1996: ..............    $     1.8125   $     0.8125
Quarter ended December 31, 1996: ...............    $     1.3125   $     0.625
Quarter ended March 31, 1997: ..................    $     1.125    $     0.65625
Quarter ended June 30, 1997: ...................    $     0.90625  $     0.50


     Dividends: The Registrant has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Registrant experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Registrant could result in no dividends being paid in the foreseeable future.

     Shareholders:   At  March  23,  1998,  the  Registrant   approximately  958
shareholders of record.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Registrant's primary activities are to manufacture and sell commercial plants designed to recycle waste tires, which plants will be granted a license to utilize the Registrant's technology subject to a reservation of a royalty relating to the sale from the plant of the various products produced and sold from it. The Registrant's business is to manufacture large capacity recycling plants capable of processing 100 tons or more of tires per day and to sell those plants to be operated by governments or individuals. Two plants are now operating in Korea, while a third has been designed for construction in Austria. Additionally, the Registrant performs ongoing research and analysis devoted to establishing a technology for the commercial recycling of plastics. Recently the Registrant entered into option arrangements with two Arizona corporations looking toward combining certain knowledge and technology owned by those corporation with certain of the knowledge and technologies developed by the Registrant (see in Item 1. Plastics Technology above). On February 20, 1998, one of those company's stated its intention to pursue negotiations for an agreement to buy outright a specific field of application of the Registrant's plastics recycling technology, and the Registrant and Fiberite entered into a sixty day confidentiality, no shop, and stand still agreement pending written formalization of the contemplated final agreement. Until a final agreement is signed, the details and terms of any of the negotiations cannot be disclosed, but the Registrant's management currently believes that the final agreement will result in the purchase and full development of the application by about August, 1998, and will result in the receipt by the Registrant a substantial upfront payment and of a continuous revenue stream from royalty payments.

     The Registrant narrowed the focus of its activities to the refinement of its underlying technology and its development for various applications within the field of depolymerization. In doing so, the Registrant has continued to minimize overhead and the incurrence of long term debt by contracting out both manufacturing and ongoing research, which it has managed to do at virtually no cost to the Registrant. To facilitate marketing, the Registrant has entered into strategic alliances with such Companies as Dowon Company Ltd. and ESA Recycling. Through these alliances, the Registrant has obtained worldwide coverage of the potential market for its products, and, as a result of these alliances, the Registrant has generated interest in the TRTC recycling system and continues to find interest in its processes throughout the world. By pursuing the strategy Titan has with respect to manufacturing, research, and marketing, the Registrant has achieved leverage over vast resources which are normally not available to a company undertaking the development and marketing of new technology. Management remains confident that as additional numbers of its plants are constructed the demand for its technology will accelerate and revenue from both royalty and sales of the plants will increase.

     The Registrant's research on plastic recycling is being conducted through an arrangement with Adherent Technologies, a research laboratory operated by Ronald Allred, a Registrant Director. Adherent Technologies has received contracts from the Department of the Army and from the U.S. Air Force to apply to research on the Registrant's plastic technology directed toward the depolymerization of carbon fiber reinforced composite materials. Adherent has also received a significant grant from the Advanced Research Project Agency of the Department of Defense for recycling scrap electronic components such as used computers, FAX machines, copiers, etc. The Registrant is not responsible for reimbursing Adherent Technologies any of that company's expenses related to such research. Management believes that this contract is sufficient to cover all research expenses that may be by required Adherent Technologies to evaluate the technology.

Results of Operations

     The delay in completion and successful operations of the TRTC Korean plants and the default by ESA to fund additional plants in Europe had a material and adverse impact upon the Registrant's ability to market additional plants and upon its revenue. Prospective purchasers have awaited the ongoing operations of the Korean plants to measure their economics. Management hopes that additional unforseen delays will not continue to impede the development of its business and that additional plants will be marketed during the remainder of the current fiscal year. During the years ended July 31, 1997 and 1996 the Registrant had no revenue from plant licensing. Total revenues during 1997 were $171,119, of which $163,314 resulted from a gain realized from the transfer of certain trade secrets with a book value of $75,000 in exchange for notes payable, accrued interest, and other accrued liabilities totaling approximately $238,000. It had $7,805 of other income in fiscal 1997 compared to $15,420 in fiscal 1996. As a result of the lack of revenue and the ongoing operating expenses, the Registrant experienced a loss of $238,946 during the current fiscal year compared to a net loss of $369,051 for the previous fiscal year. Presently, management is negotiating several transactions and anticipates that further licensing and royalty revenue will increase during the balance of the current fiscal year and in fiscal 1999, but cannot assure when closings will occur.

Financial Condition

     The Registrant's cash position declined from $272,714 in fiscal 1996, to $3,125 in fiscal 1997. This was the direct result of delayed revenues from plant sales or royalty revenue. Management believes that this delay in plant sales and in royalty revenue during the fiscal year was the direct result of the breach of contract by ESA discussed above under litigation. During fiscal 1996 the Registrant granted options to purchase an aggregate of 2,000,000 shares for a total consideration, if all options are exercised, of $1,750,000. These options have expired.

     The Registrant's costs and expenses of operations increased $25,594, or 6.7% from $384,471 in 1996 to $410,065 in 1997. Operations provided no significant cash flows during the current fiscal year, but used $379,268, while in 1996 operations likewise provided no significant cash flows but used $345,886. Because of this use of cash in operations the Registrant has been forced to secure operating funds through the sale of shares of its common stock and borrowing money. During fiscal 1997 the Registrant borrowed $112,000, which was due on September 24, 1997 and bears interest at the rate of 12%. The Registrant was not able to repay the loan when due and has not paid the loan or accrued interest. Management has attempted to renegotiate the terms and payment date of the loan but as of March 23, 1998, had not been able to do so. Management believes that it has substantial off - set's against the debt that must be recognized by the lender. Negotiations of this matter are ongoing.

     Following the end of the current fiscal year the Registrant sold, in a private placement, 580,000 shares of its common stock for which it received $145,000. At the end of its October 31, 1997 quarter the Registrant had received no revenue and had experienced additional costs and expenses of $92,316, leaving it with a cash balance of $42,717.

     The audited financial statements filed as a part of this Report on Form 10-KSB include an uncertainty as to the ability of the Registrant to continue as a going concern. Management believes that the proceeds of the sale of common stock permitted it to continue its operations through the end of the its third quarter. Management does not anticipate the sale of a plant or the receipt of any royalty revenues in the foreseeable future and therefore the future operations of the Registrant will be dependent upon Management's ability to privately place additional shares of its common stock or borrow additional funds for use as working capital, neither of which can be assured.


ITEM 7: FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants


Stockholders
Titan Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Titan Technologies, Inc. and Subsidiary, as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Technologies, Inc. and Subsidiary, as of July 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $238,946 and $369,051 during the years ended July 31, 1997 and 1996, respectively, and as of July 31, 1997 the Company's current liabilities exceeded its current assets by $137,121 and its total liabilities exceeded its total assets by $133,957. These factors, among others, as discussed in Note K to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
September 5, 1997 (except for the first two paragraphs of Note L, as to which the date is September 24, 1997 and the last paragraph of Note L, as to which the date is February 12, 1998)



                    Titan Technologies, Inc. and Subsididary

                          CONSOLIDATED BALANCE SHEETS

                                    July 31,


                           ASSETS                       1997           1996
                                                     -----------    -----------

CURRENT ASSETS
        Cash (note A6) ...........................   $     3,125    $   272,714
                                                     -----------    -----------
                    Total current assets .........         3,125        272,714

PROPERTY AND EQUIPMENT - AT COST (note A2)
        Furniture and fixtures ...................         8,058          5,737
        Machinery ................................         2,738          2,738
                                                     -----------    -----------
                                                          10,796          8,475
                Less accumulated depreciation ....         8,241          6,732
                                                     -----------    -----------
                                                           2,555          1,743

OTHER ASSETS (notes A3, D, and F)
        Accounts receivable - stockholder ........           609            609
        Trade secrets, net of accumulated
          amortization of $56,995 in 1996 ........          --           76,482
                                                     -----------    -----------
                                                             609         77,091
                                                     -----------    -----------

                                                     $     6,289    $   351,548
                                                     ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable .........................   $     2,539    $     5,093
        Current maturities of notes payable
          to stockholders (notes D and F) ........       112,000         10,651
        Accrued interest payable .................        11,424          5,301
        Accrued liability to stockholder (note D)           --          150,000
        Other accrued liabilities ................        14,283          3,831
                                                     -----------    -----------

                    Total current liabilities ....       140,246        174,876

NOTE PAYABLE TO STOCKHOLDER, net of current
        maturities (notes D and F) ...............          --           71,683

STOCKHOLDERS' EQUITY (DEFICIT) (note H)
        Common stock - no par value; authorized,
          50,000,000 shares; issued and
          outstanding, 21,436,411 shares
          in 1997 and 18,236,411 shares in 1996 ..     1,160,694      1,160,694
        Accumulated deficit ......................    (1,294,651)    (1,055,705)
                                                     -----------    -----------
                                                        (133,957)       104,989
                                                     -----------    -----------

                                                     $     6,289    $   351,548
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.



                   Titan Technologies, Inc. and Subsididary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended July 31,

                                                       1997            1996
                                                   ------------    ------------

Revenues
        Gain on disposition of trade secrets
          (note D) .............................   $    163,314    $       --
        Other income ...........................          7,805          15,420
                                                   ------------    ------------
                                                        171,119          15,420

Costs and expenses
        General and administrative .............        309,134         320,306
        Outside services .......................         45,789          44,261
        Depreciation and amortization ..........          3,152          13,438
        Interest ...............................         23,943           6,466
        Research and development ...............         21,207            --
        Equity in net loss of investee
          (notes A8 and H) .....................          6,840            --
                                                   ------------    ------------
                                                        410,065         384,471
                                                   ------------    ------------

              Net loss before income taxes .....       (238,946)       (369,051)

Provision for income taxes (note E) ............           --              --
                                                   ------------    ------------

              NET LOSS .........................   $   (238,946)   $   (369,051)
                                                   ============    ============

Weighted average common shares outstanding .....     19,409,562      18,044,630
                                                   ============    ============

Net loss per common share ......................   $       (.01)   $       (.02)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.



                   Titan Technologies, Inc. and Subsididary

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years ended July 31, 1997 and 1996


                                  Common stock
                                  no par value
                             -----------------------   Accumulated
                               Shares       Amount       deficit        Total
                             ----------   ----------   -----------    ---------

Balance at August 1, 1995    17,125,300   $  710,694   $  (686,654)   $  24,040

Sale of 1,111,111 shares
   of common stock ......     1,111,111      450,000          --        450,000

Net loss ................          --           --        (369,051)    (369,051)
                             ----------   ----------   -----------    ---------

Balance at July 31, 1996     18,236,411    1,160,694    (1,055,705)     104,989

Issuance of 3,200,000
  shares of common
  stock (note H) ........     3,200,000         --            --           --

Net loss ................          --           --        (238,946)    (238,946)
                             ----------   ----------   -----------    ---------

Balance at July 31, 1997     21,436,411   $1,160,694   $(1,294,651)   $(133,957)
                             ==========   ==========   ===========    =========

        The accompanying notes are an integral part of these statements.



                   Titan Technologies, Inc. and Subsididary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended July 31,

                                                        1997             1996
                                                     ---------        ---------

Increase (Decrease) in Cash

Cash flows from operating activities
        Interest received ........................   $   7,805        $  15,420
        Cash paid to suppliers and
          subcontractors .........................    (387,073)        (360,141)
        Cash paid for interest ...................        --             (1,165)
                                                     ---------        ---------
          Net cash used in operating
            activities ...........................    (379,268)        (345,886)

Cash flows from investing activities
        Cash paid for furniture and fixtures .....      (2,321)            --

Cash flows from financing activities
        Proceeds from borrowings .................     112,000             --
        Payments on borrowings ...................        --               (893)
        Proceeds from sale of common stock .......        --            450,000
                                                     ---------        ---------
          Net cash provided by financing
            activities ...........................     112,000          449,107
                                                     ---------        ---------

          NET INCREASE (DECREASE) IN CASH ........    (269,589)         103,221

Cash at beginning of year ........................     272,714          169,493
                                                     ---------        ---------

Cash at end of year ..............................   $   3,125        $ 272,714
                                                     =========        =========

Reconciliation of Net Loss to Net Cash
   Used in Operating Activities

Net loss .........................................   $(238,946)       $(369,051)

Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization ................       3,152           13,438
    Equity in net loss of investee ...............       6,840             --
    Gain on disposition of trade secrets .........    (163,314)            --
    Change in assets and liabilities
       Increase (decrease) in accounts payable ...      (2,554)           3,695
       Increase in accrued interest payable ......      11,942            5,301
       Increase in accrued liabilities ...........       3,612              731
                                                     ---------        ---------

         Net cash used in operating activities       $(379,268)       $(345,886)
                                                     =========        =========

Noncash investing and financing activities:

During 1997, the Company exchanged 3,000,000 shares of its common stock for a 28.5% interest in ESA Recycling GmbH. Also during 1997, the Company exchanged certain rights and patents of the Company for notes payable, accrued interest, and other accrued liabilities to the developer.

     The accompanying notes are an integral part of these statements.



                   Titan Technologies, Inc. and Subsididary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1997 and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

   Titan Technologies, Inc. (the "Company"), located in Albuquerque, New Mexico, is a holding company which invests in businesses developing new technology. Tire Recycling Corporation ("Tire Recycling"), also located in Albuquerque, developed a tire recycling process which is marketed throughout the world. Tire Recycling has licensed its technology for use in two operating recycling plants in South Korea.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   1.     Consolidation
          -------------

   The consolidated financial statements include the accounts of the Company and Tire Recycling, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

   2.     Property and Equipment and Accumulated Depreciation
          ---------------------------------------------------

   Depreciation is provided using straight-line and accelerated methods over economic lives of five to seven years.

   3.     Amortization
          ------------

   Trade secrets are amortized using the straight-line method over ten years (Note D).

   4.     Income Taxes
          ------------

   The Company provides for deferred income taxes relating to carryforwards and temporary differences between the bases of certain assets and liabilities for financial and tax reporting purposes. Both companies file separate income tax returns.

   5.     Revenue Recognition
          -------------------

   Revenue from the license of technology for plants is recognized when all material services relating to the contract have been substantially performed by the Company. On contracts where the Company acts only as technical adviser during the construction, substantial performance is generally defined as installation of the catalyst. Any amounts received under the contracts prior to the installation of the catalyst are treated as deferred revenue and are not recognized as revenue until substantial performance under the contract has occurred.

   Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

  6.     Cash
          ----
   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

   7.     Net Loss Per Common Share
          -------------------------

   Net loss per common share is calculated using the weighted average number of shares outstanding during each year. Common stock equivalents are included in periods where such effects are dilutive.

   8.     Investments
          -----------

   Investments in affiliated companies owned 20% to 50% are accounted for on the
   equity   method.  Accordingly,  the  consolidated  statements  of  operations include the Company's share of the affiliated entity's net loss.


   9.     Use of Estimates
          ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

   10.    Reclassifications
          -----------------

   Certain  1996  amounts  have  been   reclassified  to  conform  to  the  1997
   presentation.

NOTE B - SALE OF LICENSES AND MARKETING RIGHTS

   During the year ended July 31, 1996, the Company granted tire recycling license rights for Europe, Australia, New Zealand, and South Africa to a company. The agreement requires the payment of license fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at July 31, 1997.

   Marketing agreements with current marketers for North American and Asian rights require, among other things, the marketers to sell certain numbers of plants per year, and require payment to the Company, by the owner of the plant, of a 7.5% royalty on the net sales of by-products. Unless other arrangements are negotiated, the plants will be constructed by the Company and sold to the marketer at cost of the plant, plus a one-third markup on plant and installation cost. As a result of the repurchase of marketing rights from a previous marketer, the Company must pay $400,000 to the former owner of the rights for any plant sale or license of technology made to any one of approximately sixty-seven specifically-identified corporations.


NOTE C - RELATED PARTY TRANSACTIONS

   Land rental of $2,500 and $5,500 for a research site was paid to a stockholder during the years ended July 31, 1997 and 1996, respectively. Interest of $12,000 was paid to a stockholder during the year ended July 31, 1997.

NOTE D - TRADE SECRETS

   In November 1990, Tire Recycling acquired certain assets, including all proprietary rights to a process for the conversion of scrap tire rubber into its component elements. Tire Recycling gave 2,400,000 shares of its common stock with no determinable value and $100,000 in cash for these assets and approximately $18,000 was allocated to technology received. In October 1991, Tire Recycling acquired certain trade secrets by issuing a noninterest-bearing note with a face value of $200,000 and a present value of approximately $110,000. On August 29, 1996, an agreement was reached between the Company and the developer of such trade secrets in which certain rights and patents of the Company with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest, and other accrued liabilities to the developer totaling approximately $238,000 which resulted in a gain of approximately $163,000. Management of the Company believes the transfer of these trade secrets will not have an adverse effect on the Company's operations.

NOTE E - INCOME TAXES

   The Company had no current or deferred income tax expense for the years ended July 31, 1997 and 1996.

   The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                     July 31,
                                             ----------------------
                                                1997         1996
                                             ---------    ---------

            Tax benefit at statutory rates   $ (81,242)   $(125,477)
            Change in valuation allowance      106,603      123,866
            Other ........................     (11,161)       1,611
            Nontaxable gain ..............     (14,200)        --
                                             ---------    ---------

                                             $    --      $    --
                                             =========    =========

   The companies report and incur income tax liabilities on a separate basis. At July 31, 1997, the Company and Tire Recycling have loss carryforwards of approximately $3,000 and $1,236,000, respectively, which can be used to reduce their taxable income and will expire in 2005 through 2012. The companies have elected under Internal Revenue Code Section 1561(a) to apportion all taxable income brackets to Tire Recycling.

   At July 31, 1997, Tire Recycling has a "research credit" of $49,076 available to offset income tax liabilities through 2006 and a "foreign tax credit" of $145,179 available to offset income tax liabilities through 2000.

   Amounts of deferred tax assets and valuation allowance are as follows at July 31:

                                                  1997       1996
                                                --------   --------

        Deferred tax assets
             Net operating loss carryforwards   $483,422   $376,819
             Research credit ................     49,076     49,076
             Foreign tax credit .............    145,179    145,179
                                                --------   --------
                                                 677,677    571,074
                Less valuation allowance ....    677,677    571,074
                                                --------   --------

                   Net deferred tax asset ...   $   --     $   --
                                                ========   ========

   Due to a change in controlling ownership of Tire Recycling in 1991, the use of net operating losses arising prior to the change in controlling ownership of approximately $445,000 will be limited in any year to an amount determined by multiplying the value of the respective company's equity just prior to the ownership change by the federal long-term exempt rate. Any unused limitation may be carried forward and added to the next year's limitation.

NOTE F - NOTES PAYABLE TO STOCKHOLDERS

   Notes payable to stockholders consist of the following at July 31:

                                                           1997           1996
                                                         --------       --------

     To a stockholder at a stated interest
     rate of 12%, an effective interest
     rate of 23%, repayable September 24,
     1997; collateralized by 200,000 shares
     of Titan Technologies, Inc. common
     stock and the personal guaranty of
     stockholder .................................       $112,000       $   --

     To a patent developer, repayable in
     monthly installments of 1% of gross
     revenues of Titan Technologies, Inc.
     or $1,000, whichever is greater;
     collateralized by rights in technology ......           --           82,334
                                                         --------       --------
                                                          112,000         82,334
        Less current maturities ..................        112,000         10,651
                                                         --------       --------

                                                         $   --         $ 71,683
                                                         ========       ========

   The note to a patent developer is a noninterest-bearing note with an original face amount of $200,000, which is reflected at its estimated present value using an effective interest rate of 8% (Note D).

NOTE G - RESEARCH AND DEVELOPMENT ARRANGEMENTS

   The Company has an arrangement with a research company owned by a director of the Company whereby that company will research a waste plastics recycling process using the Company's technology. In return, the Company will get the findings and developments of the research company. Although the research company receives money under government and private grants, the Company is not a party to the grant contracts, conducts no research under the contracts, and has no obligation to repay any amounts under the contracts. No amounts were paid to the research company for the years ended July 31, 1997 and 1996.

NOTE H - COMMON STOCK

   In October 1995, the Company sold 1,111,111 shares of common stock for $500,000 and received proceeds of $450,000 after deduction of commissions and expenses. The shares were sold under an exemption of Regulation S and have not been registered under the United States Securities Act of 1933 ("Securities Act").

   In March 1997, the Company exchanged 3,000,000 shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange were nominal. ESA has no current operations but plans to develop a tire recycling plant in Europe. The Company shares issued have not been registered under the Securities Act and as restricted securities may be sold only upon compliance with Rule 144 under the Securities Act.

NOTE I - FINANCIAL INSTRUMENTS

   The following table includes information about estimated fair values as of July 31, 1997 and 1996 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company.

   None of the financial instruments are held for trading purposes.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash. The carrying amount approximates fair value because the Company has the contractual right to receive immediate payment on the deposit accounts.

      Note Payable to Stockholder. At July 31, 1997, the carrying amount approximates fair value because the interest rate approximates the market rate. The note at July 31, 1996 had no fixed maturity and it is not practicable to estimate fair value.

   The estimated fair values of the Company's financial instruments as of July 31 are as follows:

                                                Carrying           Estimated
                                                amount             fair value
                                                of assets          of assets
                                               (liabilities)      (liabilities)
                                               -------------      -------------

        1997
        Cash .............................       $   3,125          $   3,125
        Note payable to stockholder ......        (112,000)          (112,000)
        1996
        Cash .............................         272,714            272,714
        Note payable to stockholder
          for which it is not
          practicable to estimate
          fair value .....................         (82,334)              --

NOTE J - LITIGATION

   The Company has filed suit against several individuals for fraud and/or negligent misrepresentation seeking the return of approximately 2,264,000 shares of Company stock issued to these individuals for technology and license rights. One of the individuals subsequently filed counterclaims against the Company. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or consolidated results of operations; however, due to the uncertainty of the matters, it is at least reasonably possible that management's view of the outcome will change in the near future.

NOTE K - MANAGEMENT'S PLANS FOR OPERATIONS

   The Company has experienced significant losses from operations in recent years and the Company has used rather than provided cash in its operations. At July 31, 1997, the Company's current liabilities exceed current assets by $137,121 and total liabilities exceed total assets by $133,957. Additionally, subsequent to year end the Company was in default of its note payable to stockholder (Note L).

   The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing or obtain capital from other sources and to attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

   Management has taken the following steps to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

      - A sale of stock for $145,000 to be used as working capital was completed in August 1997.
      - Possible additional stock sales and debt financing.
      - Elimination of all but essential expenditures.
      - Earnings generation from possible new contracts for pollution cleanup.

NOTE L - SUBSEQUENT EVENTS

   Subsequent to July 31, 1997, the Company sold 580,000 shares of common stock for $145,000. The shares have not been registered under the Securities Act and as restricted securities may be sold only upon compliance with Rule 144 under the Securities Act.

   The Company did not repay the $112,000 note to a stockholder due September 24, 1997 and is in default of the note. The Company is attempting to renegotiate the note but there is no certainty that such attempts will be successful.

   The Company filed a lawsuit against a stockholder for fraud, breach of contract, conversion, and breach of oral agreement in connection with contracts and agreements for the sale and/or licensing of the Company's recycling technology and certain geographic marketing rights and raising capital funds for recycling plants in Europe. The suit seeks compensatory and punitive damages in excess of $50,000 plus attorney fees. Due to the early stage of this litigation, management cannot estimate the likelihood or amount of a favorable verdict.


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


PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Bruce R. Clark, who is 44, was elected to the Registrant's board of directors by the Registrant's shareholders on November 13, 1992. Mr. Clark has been the Registrant's General Counsel since July of 1990. Mr. Clark has been engaged in the practice of law since 1982. Mr. Clark holds a B.A. in English from the University of Tennessee and a JD in law from the University of New Mexico.

Ronald L. Wilder, who is 62, is the President and Chief Operating Officer of the Registrant, and has been employed by the Registrant since 1986. Mr. Wilder and another person acted as the Registrant's board of directors from 1986 until a new slate of directors was elected by the Registrant's shareholders on November 13, 1992. Following the election, the new board of directors voted to retain Mr. Wilder as the Registrant's President and Chief Operating Officer. Mr. Wilder was a founder of TRTC and serves on TRTC's board of directors. Mr. Wilder attended the University of Southern California from 1954 to 1957 where he studied geology. He served as President and a director of Solar Age Industries, Inc. from 1978 to 1986. Prior to being employed by Solar Age Industries, Inc., Mr. Wilder owned and or operated public or private corporations in the cattle, Indian art and financial service businesses.

Dr. Ronald E. Allred, who is 51, was elected to the Registrant's board of directors by the Registrant's shareholders on November 13, 1992. Dr. Allred holds a B.S. degree in Chemistry and a MS degree in Nuclear Engineering from the University of New Mexico and a Sc.D. degree in Polymerics from MIT. He was employed by Sandia National Laboratory as a Technical Staff member from July of 1969 to August of 1986. from December of 1986 to January of 1991 he was employed as the director of the Material Department of PDA Engineering in Costa Mesa California, and since January of 1991 has been employed as the President of Adherent Technologies in Albuquerque, New Mexico.

Dr. Jelle deBoer, was elected to the Registrant's board of directors by the Registrant's Directors on January 4, 1994. Dr. deBoer holds a B.S. degree in Biology, a M.S. degree in Radiation Biology and a Ph.D. degree in Radiation Biology, as well as specialized courses in Environmental Sciences. Dr. deBoer was employed by the U.S. Air Force for more than 25 years as a Research Scientist. Because of health matters, Mr. deBoer resigned from the board effective October 10, 1997. His seat on the board will not be filled in the immediate future.


Alan L. Wilder, was elected to the Registrant's board of directors by the Registrant's shareholders on November 13, 1992. Mr. Wilder was a consultant to Coeur d'Alene Mines Corp. during 1989 and 1990, and became its a Vice President
- Engineering, a position he has held since September of 1990. Prior to being employed by Coeur d'Alene Mines Corp., Mr. Wilder was employed as a project manager for Newmont Mining corp. during 1987 and 1988, was employed as Plant Supervisor for Coeur Rochester, Inc. during 1986 and 1987 and was an Engineer Supervisor for Bechtel Corporation from 1973 to 1985. Mr. wilder is a graduate of the New Mexico Institute of mining and Technology with a degree in Metallurgical Engineering. Because Mr. Wilder moved to Great Britain during the year and because he felt that the distance from the Registrant would make it difficult for him to continue to serve as a director, effective September 15, 1997, he resigned from the board. This seat on the board will not be filled in the immediate future.

     Alan L. Wilder and Ronald L. Wilder are cousins. No other family relationship exists between any of the Registrant's officers and directors.

     All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.


ITEM 10: EXECUTIVE COMPENSATION

The Compensation of the two compensated executives is as follows:

                                                                                               Long Term Compensation
                                                                                            -----------------------------
                                                                Annual Compensation               Awards          Payouts
                                                           -----------------------------    ------------------    -------
                   (a)                         (b)          (c)         (d)        (e)        (f)        (g)        (h)       (i)
                                                                                                       Secur-
                                                                                 Other      Rest-      ities                 All
Name                                                                             Annual     ricted     Under-                Other
and                                                                              Compen-    Stock      lying      LTIP       Compen-
Principal                                                  Salary      Bonus     sation     Award(s)   Options/   Payouts    sation
Position                                       Year          ($)        ($)        ($)        ($)      SARs(#)      ($)        ($)
---------------------------------------        ----        -------    -------    -------    -------    -------    -------    -------

Ronald L. Wilder* .....................        1995        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
President .............................        1996        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
and COO ...............................        1997        $30,000      -0-        -0-        -0-        -0-        -0-        -0-

Bruce R. Clark ........................        1995        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
Secy., Treas., ........................        1996        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
and CFO ...............................        1997        $30,000      -0-        -0-        -0-        -0-        -0-        -0-

*During prior years the Registrant loaned Mr. Ronald L. Wilder a total of $87,317, which loans are still outstanding, but which in 1993 were reserved for financial reporting purposes and reported in the Registrant's general and administrative expenses for that year.

     In the future, the Registrant's employees, including the Registrant's officers, may also receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award. The Registrant may in the future grant cost-of-living or merit increases, even though such increases are not currently contemplated and may provide health insurance benefits to the officers and Directors and all other full time employees and their dependents. The Registrant presently has no retirement, bonus, profit sharing, stock option or other compensation plan. The Registrant may in the future, and with the approval of the Registrant shareholders, establish an Employee Stock Ownership Plan and stock option plan or similar program to benefit its key employees, the specific terms of which have not presently been determined. Other than what is discussed above, the Registrant has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, directors or employees, and there are currently no plans, arrangements, commitments or understandings with respect to the establishment of any such program.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management:

     The following table sets forth, as of March 23, 1998 ,October 20, 1997, the beneficial ownership of the Registrant's No Par Value Stock by each nominee and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated.

     (1)            (2)                       (3)                         (4)
Title of         Name and                  Amount and                   Percent
Class            Address of                Nature of                    of class
                 Beneficial                Beneficial
                 Owner                     Ownership

No Par           Ronald L. Wilder              123,500   (direct)           *
Value Common     3206 Candelaria, N.E.      1 ,400,000** (indirect)       6.359
                 Albuquerque,
                 New Mexico 87107

No Par           Alan L. Wilder(1)***          522,000   (direct)         2.37
Value Common     1411 Skyline Drive
                 Coeur d'Alene,
                 Idaho 83814

No Par           Bruce R. Clark                  -0-                       -0-
Value Common     6116 Bellamah, N.E.
                 Albuquerque,
                 New Mexico 97110

No Par           Jelle deBoer(1)***            148,000   (direct)           *
Value Common     1716 Valencia, N.E.
                 Albuquerque,
                 New Mexico 87110

No Par           Dr. Ronald E. Allred          216,000   (direct)           *
value common     9621 Camino del Sol, N.E.
                 Albuquerque,
                 New Mexico 87111

No Par value     Officers and Directors      2,409,500                   10.9
Common Stock     (six persons)
                 owned of record

* Less than one percent
** Shares are owned by Mr. Wilder's family members who vote their shares as advised by Mr. Wilder.
***Mr. Jelle deBoer resigned during the fiscal year because of health problems. Mr. Alan Wilder resigned during the fiscal year because of his relocating his business outside of the United States.

Other persons owning 5% or more of the Registrant no par value common stock:

     The only other persons known by the Registrant to own 5% or more of its issued and outstanding no par value common stock are the following:

     (1)            (2)                       (3)                         (4)
Title of         Name and                  Amount and                   Percent
Class            Address of                Nature of                    of class
                 Beneficial                Beneficial
                 Owner                     Ownership

No Par           Barr, Inc.                1,050,000  (direct)            4.77
Value Common     P.O. Box 536
                 Alex, Oklahoma

No Par           Wolfgang Rieger           1,111,111  (direct)            6.095
value common     Gesmb H
                 Kohlmarkt 5/12
                 Vienna, Austria

No Par           Josef R. Strauss          4,075,000* (direct)           18.51
value common     1243 Plumosa Dr.
                 Ft. Myers, Florida 33901

* Includes 3,000,000 shares underlying stock options that are immediately exercisable. The Registrant has instituted legal action against Mr. Strauss. See
Item 3. Legal Proceedings.

Meetings of the Board:

     The Board held one meeting during the last fiscal year and all directors were in attendance at that meeting. Typically the board acts in an informal way and conducts its business through consent meetings following such telephonic discussions as each director feels may be necessary for him to have an understanding of the proposals to which his consent may be requested. During the last fiscal year, the Directors had no consent meetings. The Board has no audit, nominating, compensation committee, or other committees.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions during the past two fiscal years nor are there any proposed transactions to which the Registrant was or is to be a party in which any person described in Rule 404 of Regulation S-B, except for the agreement between the and Adherent Technologies, Inc., a company owned by Dr. Ronald E. Alred, a Registrant director, which arrangement is discussed in Item 1 under the heading "Plastics Technology."


PART IV


ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders as of and for each of the two years in the period ended July 31, 1997:

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

2.     Exhibits:

A.  The  following  exhibits  are  incorporated   herein  by  reference  to  the
Registrant's Form 10-SB, File no. 0-25024

        Exhibit
        Number                          Title

        3.       Articles of Incorporation and By-laws.

                (i) Articles of Incorporation:
                    (a) Articles of Incorporation dated July 14, 1954.
                    (b) Articles of Amendment to Articles of Incorporation dated
                        October 2, 1986.
                (ii) By-laws currently in effect.

        10.             Material Contracts.

        (a) Conveyance of Rights Agreement dated October 6, 1991, between Floyd D. Wallace and Tire Recycling Technologies Corporation.
        (b) Exclusive Marketing Rights Agreement dated December 14, 1991, between Tire Recycling Technologies Corporation (the Registrant) and Global Tire Recycling, Inc., Recycling Technology International, Inc. and Tedesco Recycling, Inc.
        (c) Division of Proceeds Agreement dated May 19, 1992, between Tire Recycling Technologies Corporation and Chuck Wages.
        (d) Consulting Agreement dated September 15, 1992, between Tire Recycling Technologies Corporation (the Registrant) and Ronald
                E. Allred.
        (e) Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Tire Recycling Technologies Corporation (the Registrant) and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
        (f)     Agreement for  Assignment of the Exclusive  Marketing  Rights in
                the Republic of Korea dated July 12, 1993, between Tire Recycling Technologies Corporation (the Registrant) and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
        (g) Technical License Agreement dated July 23, 1993, between Tire Recycling Technologies Corporation (the Registrant) and Hannam Co., Ltd.
        (h) Technical License Agreement dated July 23, 1993, between Tire Recycling Technologies Corporation (the Registrant) and Dong Kook Steel Material Co., Ltd.
        (i) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Tire Recycling Technologies Corporation (the Registrant) and Geotechnologies Corporation.
        (j) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Tire Recycling Technologies Corporation (the Registrant) and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.
        (k) Conveyance of Rights Agreement between Titan Technologies, Inc. and Floyd D. Wallace, dated October 6, 1991.
        (l) Catalyst Fee and Technical Assistance Agreement between Tire Recycling Technologies, Inc. and Floyd D. Wallace, dated October 12, 1992.

B. The following exhibit is incorporated herein by reference to the Registrants Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

        (m) Option agreement between the Registrant and Joseph Henry dated September 19, 1995.

C. The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10- KSB for the fiscal year ended July 31, 1996:

        (n) License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.
        (o) Marketing and License Agreement dated March 19,1996, with Dowan Company, Ltd., relating to Asia.
        (p) Agreement dated April 25, 1996, with SKODA Klatovy S.P.D., relating to the construction of a TRTC recycling plant in Austria.
        (q)     Addendum to SKODA Klotovy S.P.D. Agreement dated April 25, 1996.
        (r) Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.
        (s) Option agreement between the Registrant, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.
        (t)     Promissory Note dated September 24, 1996.

D. There are no exhibits filed with this Annual Report on Form 10-KSB.

        21.      Subsidiaries of the Small Business Issuer.

                The Registrant has one wholly owned subsidiary, which is:

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

TITAN TECHNOLOGIES, INC.


By: Ronald L. Wilder
    -----------------------------------------------------
    Ronald L. Wilder, President, Chief Executive Officer,
    Chief Operating Officer and Director

    Date:  March 10, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.


By: Bruce R. Clark
    -----------------------------------------------------
    Bruce R. Clark, Secretary-Treasurer, General Counsel,
    Chief Financial Officer and Director

    Date:  March 10, 1998


By: Dr. Ronald E. Allred
    ------------------------------
    Dr. Ronald E. Allred, Director

    Date: March 10, 1998