Form 10QSB
period 1997-10-31
TITAN TECHNOLOGIES INC
filed 1998-03-13
CIK 932144

FORM 10-Q.B.-QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period ended October 31, 1997

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT
        OF 1934

        For the transition period from                     to

        Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                            specified in its charter)

              NEW MEXICO                               85-0388759
       (State or other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)

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

Yes [ X ]  No [   ]

         The number of shares of the registrant's common stock outstanding as of February 20, 1998, was:

         No Par Value Common              22,016,411


Transitional Small Business Format:     Yes [   ]    No [ X ]


                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                   Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                October 31, 1997
                                   UNAUDITED

ASSETS

        Current Assets
                Cash ..........................................     $    42,108
                Accounts receivable - stockholder .............             609
                                                                    -----------
                        Total Current Assets ..................          42,717

        Property and Equipment, at cost
                Furniture and fixtures ........................           8,058
                Machinery .....................................           8,362
                Automotive ....................................          23,000
                                                                    -----------
                                                                         39,420

                Less accumulated depreciation .................          (9,551)
                                                                    -----------
                        Net property and equipment ............          29,869
                                                                    -----------

                                                                    $    72,586
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities
                Accounts payable ..............................     $    14,453
                Note payable stockholder ......................         112,000
                Other accrued liabilities .....................          26,406
                                                                    -----------
                        Total Current Liabilities .............         152,859


        Stockholders' Equity
                Common stock - no par value; authorized,
                50,000,000 shares; issued and
                outstanding, 22,016,411 shares ................       1,305,695
                Accumulated deficit ...........................      (1,385,968)
                                                                    -----------
                                                                        (80,273)

                                                                    $    72,586
                                                                    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended October 31
                                   UNAUDITED


                                                       1997             1996
                                                   ------------     ------------
REVENUES

        Gain on sale of assets ................    $       --       $    163,314
        Other income ..........................             859            3,090
                                                   ------------     ------------
                                                            859          166,404

COSTS AND EXPENSES

        General and administrative ............          75,792          111,250
        Outside services ......................          11,713            8,933
        Depreciation and amortization .........           1,310            1,988
        Interest ..............................           3,360            1,862
                                                   ------------     ------------
                                                         92,175          124,033
                                                   ------------     ------------

        Earnings (loss) before income taxes ...         (91,316)          42,371

        Provision for income taxes ............            --               --
                                                   ------------     ------------

        Net earnings (loss) ...................     $ ( 91,316)     $     42,371
                                                   ============     ============
        Weighted average common shares
                outstanding (Note 2) ..........      21,852,498       18,316,846
                                                   ============     ============

Net earnings (loss) per common share ..........    $       0.00     $       0.00
                                                   ============     ============

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended October 31
                                   UNAUDITED


                                                          1997            1996
Cash flows from operating activities
        Interest received ........................     $     859      $   3,090
        Cash paid for suppliers and
           subcontractors ........................       (74,892)      (123,887)
        Interest paid ............................        (3,360)        (1,862)
                                                       ---------      ---------
        Net cash provided by (used in)
           operating activities ..................       (77,393)      (122,659)

Cash flows from investing activities
        Acquisition of property
           and equipment .........................       (28,624)          --

Cash flows from financing activities
        Payments on borrowing ....................          --             --
        Proceeds from stockholder loan ...........          --          112,000
        Proceeds from sale of common stock .......       145,000           --
                                                       ---------      ---------
                                                         145,000        112,000

        Net increase (decrease) in cash ..........        38,983        (10,659)
                                                       ---------      ---------

        Cash at beginning of year ................         3,125        272,714
                                                       ---------      ---------

        Cash at end of period ....................     $  42,108      $ 262,055
                                                       =========      =========

Reconciliation of Net earnings (loss) to
   Cash Provided by (used in)
   Operating Activities
        Net earnings (loss) ......................     $ (91,316)     $  42,371
        Adjustments
        Gain on sale of assets ...................          --         (163,314)
        Depreciation and amortization ............         1,310          1,988
        Changes in assets and liabilities
        (Decrease) increase
            in accounts payable ..................        11,914         (5,093)
        Increase in interest payable .............         3,360            518
        (Decrease) increase in
            accrued liabilities ..................        (2,661)           871
                                                       ---------      ---------
        Net cash provided by (used in)
            operating activities .................     $ (77,393)     $(122,659)
                                                       =========      =========

Noncash investing and financing activities:
During the three months ending October 31,1996 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                  For the Three Months Ended October 31, 1997


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at October 31, 1997, and the statements of operations and cash flow for the three months ended October 31, 1997 and 1996 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1997. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net earnings (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

In March 1997, the Company exchanged 3,000,000 shares of its common stock for a 28.5% interest in ESA Recycling GMBH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange were nominal. ESA has no current operations but plans to develop a tire recycling plant in Europe.

In August 1997 the company sold 580,000 shares of common stock for which it received $145,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the three months ended October 31, 1997 and October 31, 1996, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at October 31, 1997. As a result of these activities by management general and administrative expenses decreased $35,458 to $75,792 and outside services increased $2,780 to $11,713 for the three months ended October 31, 1997 as compared to the three months ended October 31, 1996.

Financial Condition

The Company's liquidity increased in the three months ended October 31, 1997 as cash increased by $38,983 since July 31, 1997. Operations used $77,393 compared to the same period of the prior year in which operations used $122,659. The Company did not repay a note due September 24, 1997 and is in default of the note. The Company is attempting to renegotiate the note. Pending renegotiation of the note and based on the results of fiscal 1997 and its prospects for 1998, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. The Company has filed suit against two individuals for fraud and/or negligent misrepresentation seeking the return of approximately 2,264,000 shares of company stock issued to these individuals for technology and license rights. One of these individuals subsequently filed counterclaims against the Company. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or consolidated results of operations; however, due to the uncertainty of the matters, it is at least reasonably possible that management's view of the outcome will change in the near future.

In the event the Company fails to renegotiate the note referenced above in Item 2, the company has substantial offset against the claimed indebtedness and is prepared to litigate if there is no amicable resolution of this matter.

On February 12, 1998 the Company filed a lawsuit against a stockholder for fraud, breach of contract, conversion, and breach of oral agreement in connection with contracts and agreements for the sale and/or licensing of the Company's recycling technology and certain geographic marketing rights and raising capital funds for recycling plants in Europe. The suit seeks compensatory and punitive damages in excess of $50,000 plus attorney fees. Due to the early stage of this litigation, management cannot estimate the likelihood or amount of a favorable verdict.

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

        TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES



February 20, 1998  Ronald L. Wilder
                   -------------------------------------------------------
                   Ronald L. Wilder, President and Chief Executive Officer



February 20, 1998  Bruce R. Clark
                   --------------------------------------------------------
                   Bruce R. Clark, General Counsel, Chief Financial Officer and Chief Accounting Officer