Form 10QSB
period 1998-01-31
TITAN TECHNOLOGIES INC
filed 1998-03-13
CIK 932144

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended January 31, 1998

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

Yes [ X ]   No [   ]

          The number of shares of the registrant's common stock outstanding as of February 28, 1998 was:

          No Par Value Common              22,065,411


Transitional Small Business Format:  Yes [   ]   No [ X ]


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                January 31, 1998
                                    UNAUDITED

 ASSETS

      Current Assets
         Cash ...............................................       $    18,150
         Accounts receivable - stockholder ..................               609
                                                                    -----------
                  Total Current Assets ......................            18,759

      Property and Equipment, at cost
         Furniture and fixtures .............................             8,058
         Machinery ..........................................             8,362
          Automotive ........................................            23,000
                                                                    -----------
                                                                         39,420

         Less accumulated depreciation ......................           (10,862)
                                                                    -----------
                  Net property and equipment ................            28,558

                                                                    $    47,317
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
         Accounts payable ...................................       $     4,221
         Note payable stockholder ...........................           124,350
         Other accrued liabilities ..........................            30,884
                                                                    -----------
                  Total Current Liabilities .................           159,455


      Stockholders' Equity
         Common stock - no par value; authorized,
         50,000,000 shares; issued and
         outstanding, 22,016,411 shares .....................         1,305,695
         Accumulated deficit ................................        (1,417,833)
                                                                    -----------
                                                                       (112,138)
                                                                    -----------

                                                                    $    47,317
                                                                    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months January 31, 1998
                                    UNAUDITED

                                                      1998             1997
                                                  ------------     ------------
REVENUES

      Plant licensing ........................    $     39,353     $       --
      Other income ...........................             182            2,700
                                                  ------------     ------------
                                                        39,535            2,700


COSTS AND EXPENSES

      General and administrative .............          65,707           80,152
      Outside services .......................           1,020           10,238
      Depreciation and amortization ..........           1,311              345
      Interest ...............................           3,360            3,361
                                                  ------------     ------------
                                                        71,398           94,096
                                                  ------------     ------------

      Income (loss) before income taxes ......         (31,863)         (91,396)

      Provision for income taxes .............            --               --
                                                  ------------     ------------

      Net income (loss) ......................     $ ( 31,863)      $ ( 91,396)
                                                  ============     ============
      Weighted average common shares
         outstanding, basic and
         diluted (Note 2) ....................      21,934,454       18,376,628
                                                  ============     ============

Basic and diluted (loss) per common share ....    $       0.00     $       0.00
                                                  ============     ============

    The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Six Months Ended January 31, 1998
                                    UNAUDITED

                                                     1998              1997
                                                 ------------      ------------
 REVENUES

      Plant licensing ......................     $     39,353              --
      Gain on sale of assets ...............             --             162,678
      Other income .........................            1,041             5,790
                                                 ------------      ------------
                                                       40,394           168,468


COSTS AND EXPENSES

      General and administrative ...........          141,499           191,404
      Outside services .....................           12,733            19,171
      Depreciation and amortization ........            2,621             1,697
      Interest .............................            6,720             5,223
                                                 ------------      ------------
                                                      163,573           217,495
                                                 ------------      ------------

Income (loss) before income taxes ..........         (123,179)          (49,027)

Provision for income taxes .................             --                --
                                                 ------------      ------------

Net income (loss) ..........................     $   (123,179)     $    (49,027)
                                                 ============      ============
Weighted average common shares
         outstanding, basic and
         diluted (Note 2) ..................       21,934,454        18,376,628
                                                 ============      ============

Basic and diluted (loss)
          per common share .................     $      (0.01)     $      (0.00)
                                                 ============      ============

    The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Six Months Ended January 31, 1998
                                    UNAUDITED

                                                         1998           1997
                                                       ---------      ---------
Cash flows from operating activities
      Cash received from customers ...............     $  39,353      $    --
      Interest received ..........................         1,041          5,790
      Cash paid for suppliers and
         subcontractors ..........................      (147,375)      (209,466)
      Interest paid ..............................        (6,720)        (5,223)
                                                       ---------      ---------
      Net cash provided by (used in)
      operating activities .......................      (113,701)      (208,899)

Cash flows from investing activities
      Acquisition of property
         and equipment ...........................       (28,624)        (2,322)

Cash flows from financing activities
      Proceeds from stockholder loan .............        12,350        112,000
      Proceeds from sale of common stock .........       145,000           --
                                                       ---------      ---------
                                                         157,350        112,000

      Net increase (decrease) in cash ............        15,025        (99,221)
                                                       ---------      ---------

      Cash at beginning of year ..................         3,125        272,714
                                                       ---------      ---------

      Cash at end of period ......................     $  18,150      $ 173,493
                                                       =========      =========

Reconciliation of Net earnings (loss)
      to Cash Provided by (used in)
         Operating Activities
      Net earnings (loss) ........................     $(123,179)     $ (49,025)
      Adjustments
      Gain on sale of assets .....................          --         (162,678)
      Depreciation and amortization ..............         2,621          1,697
      Changes in assets and liabilities
      (Decrease) increase
         in accounts payable .....................         1,682         (4,435)
      Increase in interest payable ...............         6,720          3,878
      (Decrease) increase in accrued
         liabilities .............................        (1,545)         1,664
                                                       ---------      ---------
      Net cash provided by (used in)
         operating activities ....................     $(113,701)     $(208,899)
                                                       =========      =========

Noncash investing and financing activities: During the six months ending January
     31,1997 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

    The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended January 31, 1998


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at January 31, 1998, and the statements of operations and cash flow for the six months ended January 31, 1998 and 1997 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1997. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per common share is computed using the weighted average number of common shares outstanding during the period. The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" during the quarter ended January 31, 1998. Since the Company has only common stock outstanding, the adoption of this standard had no significant effect on the company's financial statements.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the six months ended January 31, 1998, the Company had $39,353 in licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at October 31, 1997. As a result of these activities by management general and administrative expenses decreased $14,445 to $65,707 and outside services decreased $9,218 to $1,020 for the three months ended January 31, 1998 as compared to the three months ended January 31, 1997. General and administrative decreased $49,905 to $141,499 and outside services decreased $6,438 to $12,733 for the six months ended January 31, 1998 as compared to the six months ended January 31, 1997

Financial Condition

The Company's liquidity increased in the six months ended January 31, 1998 as cash increased by $15,025 since July 31, 1997. Operations used $113,701 compared to the same period of the prior year in which operations used $208,899. The Company did not repay a note due September 24, 1997 and is in default of the note. The Company is attempting to renegotiate the note. Pending renegotiation of the note and based on the results of fiscal 1997 and its prospects for 1998, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.


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

                    TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES



March 10, 1998  Ronald L. Wilder
                -------------------------------------------------------
                Ronald L. Wilder, President and Chief Executive Officer



March 10, 1998  Bruce R. Clark
                --------------------------------------------------------
                Bruce R. Clark, General Counsel, Chief Financial Officer and Chief Accounting Officer