Form 10KSB/A
period 1997-07-31
TITAN TECHNOLOGIES INC
filed 1998-03-18
CIK 932144

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

(2) During fiscal 1996, the Registrant and Fiberite, Inc., of Phoenix, Arizona, (now Cytec Fiberite, Inc.) entered into and have executed an agreement through which Fiberite, Inc. may use the Registrant's technology for recycling carbon composite materials such as those used extensively in the aerospace industry. Fiberite, Inc. is only one of, but is a leading, manufacturer of such carbon composite materials which have an ever growing world-wide market demand. The Registrant believes that its process is the only known way to recover the original components of the carbon composites for reuse. Fiberite is currently undertaking a marketing and gathering survey while the Registrant, with the assistance of Adherent Technologies, is undertaking the final phases of research and development of this application of the Registrant's technology. Management believes that commercialization of the process could be accomplished by the Spring of 1999.

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


ITEM 2: DESCRIPTION OF PROPERTIES

     The Registrant has the exclusive right to use the technology incorporated into its TRTM-60 plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, the Registrant owns its research and development facility now located in Las Lunas, New Mexico which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.

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

     It is anticipated that the trial of this matter will occur in March of 1998.

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


ITEM 10: EXECUTIVE COMPENSATION

The Compensation of the two compensated executives is as follows:

                                                                                               Long Term Compensation
                                                                                            -----------------------------
                                                                Annual Compensation               Awards          Payouts
                                                           -----------------------------    ------------------    -------
                   (a)                         (b)          (c)         (d)        (e)        (f)        (g)        (h)       (i)
                                                                                                       Secur-
                                                                                 Other      Rest-      ities                 All
Name                                                                             Annual     ricted     Under-                Other
and                                                                              Compen-    Stock      lying      LTIP       Compen-
Principal                                                  Salary      Bonus     sation     Award(s)   Options/   Payouts    sation
Position                                       Year          ($)        ($)        ($)        ($)      SARs(#)      ($)        ($)
---------------------------------------        ----        -------    -------    -------    -------    -------    -------    -------

Ronald L. Wilder* .....................        1995        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
President .............................        1996        $36,000      -0-        -0-        -0-        -0-        -0-        -0-
and COO ...............................        1997        $36,000      -0-        -0-        -0-        -0-        -0-        -0-

Bruce R. Clark ........................        1995        $30,000      -0-        -0-        -0-        -0-        -0-        -0-
Secy., Treas., ........................        1996        $36,000      -0-        -0-        -0-        -0-        -0-        -0-
and CFO ...............................        1997        $36,000      -0-        -0-        -0-        -0-        -0-        -0-

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

Other persons owning 5% or more of the Registrant no par value common stock:

     The only other persons known by the Registrant to own 5% or more of its issued and outstanding no par value common stock are the following:

     (1)            (2)                       (3)                         (4)
Title of         Name and                  Amount and                   Percent
Class            Address of                Nature of                    of class
                 Beneficial                Beneficial
                 Owner                     Ownership

No Par           Wolfgang Rieger           1,111,111  (direct)            5.05
value common     Gesmb H
                 Kohlmarkt 5/12
                 Vienna, Austria

No Par           Josef R. Strauss          5,100,000* (direct)           23.17
value common     1243 Plumosa Dr.
                 Ft. Myers, Florida 33901

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


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions during the past two fiscal years nor are there any proposed transactions to which the Registrant was or is to be a party in which any person described in Rule 404 of Regulation S-B, except for the agreement between the Registrant and Adherent Technologies, Inc., a company owned by Dr. Ronald E. Alred, a Registrant director, which arrangement is discussed in Item 1 under the heading "Plastics Technology."


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