Form 10QSB
period 1998-04-30
TITAN TECHNOLOGIES INC
filed 1998-07-23
CIK 932144

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

        For quarterly period ended April 30, 1998

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

Yes [X]  No [ ]

The number of shares of the registrant's common stock outstanding as of May 29, 1998 was:

         No Par Value Common              22,065,411


Transitional Small Business Format:     Yes   [ ]         No   [X]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1998
                                   UNAUDITED

ASSETS

   Current Assets
      Cash ..................................................       $    17,154
      Accounts receivable - stockholder .....................               609
                                                                    -----------
             Total Current Assets ...........................            17,763

      Property and Equipment, at cost
         Furniture and fixtures .............................             5,407
         Machinery ..........................................             7,706
                                                                    -----------
                                                                         13,113

         Less accumulated depreciation ......................            (4,552)
                                                                    -----------
             Net property and equipment .....................             8,561

                                                                    $    26,324
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
      Accounts payable ......................................       $     7,562
      Note payable stockholder ..............................           124,750
      Other accrued liabilities .............................            56,324
                                                                    -----------
             Total Current Liabilities ......................           188,636


   Stockholders' Equity
      Common stock - no par  value; authorized,
      50,000,000 shares; issued and outstanding,
      22,065,411 shares .....................................         1,317,944
      Accumulated deficit ...................................        (1,480,256)
                                                                    -----------
                                                                       (162,312)
                                                                    -----------

                                                                    $    26,324
                                                                    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three Months April 30
                                    UNAUDITED

                                                      1998            1997
                                                  ------------    ------------
REVENUES

   Other income ............................      $      4,541    $      1,492
   Gain (loss) on sale of assets ...........              (174)           --
                                                  ------------    ------------
                                                         4,367           1,492

COSTS AND EXPENSES

   General and administrative ..............            64,562          90,173
   Outside services ........................              --            11,807
   Depreciation and amortization ...........            (1,130)            345
   Interest ................................             3,360           3,360
                                                  ------------    ------------
                                                        66,792         105,685
                                                  ------------    ------------

   Income (loss) before income taxes .......           (62,425)       (104,193)

   Provision for income taxes ..............              --              --
                                                  ------------    ------------

   Net income (loss) .......................      $    (62,425)   $   (104,193)
                                                  ============    ============
   Weighted average common shares
     outstanding, basic and diluted (Note 2)        22,002,593      18,725,788
                                                  ============    ============

Basic and diluted (loss) per common share ..      $       0.00    $       0.00
                                                  ============    ============

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended April 30
                                   UNAUDITED

                                                    1998              1997
                                                ------------      ------------
  REVENUES

   Plant licensing .........................    $     39,353      $       --
   Gain (loss) on sale of assets ...........            (174)          162,678
   Other income ............................           5,582             7,282
                                                ------------      ------------
                                                      44,761           169,960

COSTS AND EXPENSES

   General and administrative ..............         206,061           281,575
   Outside services ........................          12,733            30,978
   Depreciation and amortization ...........           1,491             2,042
   Interest ................................          10,080             8,583
                                                ------------      ------------
                                                     230,365           323,178
                                                ------------      ------------

   Income (loss) before income taxes .......        (185,604)         (153,218)

   Provision for income taxes ..............            --                --
                                                ------------      ------------

   Net income (loss) .......................    $   (185,604)     $   (153,218)
                                                ============      ============
   Weighted average common shares
     outstanding, basic and diluted (Note 2)      22,002,593        18,725,788
                                                ============      ============

Basic and diluted (loss) per common share ..    $     (0.01)      $      (0.00)
                                                ============      ============

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                   UNAUDITED

                                                         1998           1997
                                                       ---------      ---------
 Cash flows from operating activities
   Cash received from customers ..................     $  39,353      $    --
   Interest received .............................         1,159          7,282
   Cash paid for suppliers and subcontractors ....      (183,154)      (304,178)
   Interest paid .................................       (10,080)        (8,583)
   Miscellaneous Income ..........................         4,423           --
                                                       ---------      ---------
   Net cash provided by (used in)
   operating activities ..........................      (148,299)      (305,479)

Cash flows from investing activities
   Acquisition of property and equipment .........       (32,277)        (2,322)
   Proceeds from sale of assets ..................        24,606           --
                                                       ---------      ---------
                                                          (7,671)        (2,322)
Cash flows from financing activities
   Proceeds from stockholder loan ................        12,750        112,000
   Proceeds from sale of common stock ............       157,250           --
                                                       ---------      ---------
                                                         170,000        112,000

   Net increase (decrease) in cash ...............        14,030       (195,801)
                                                       ---------      ---------

   Cash at beginning of year .....................         3,125        272,714
                                                       ---------      ---------

   Cash at end of period .........................     $  17,155      $  76,913
                                                       =========      =========
Reconciliation of Net earnings (loss) to
   Cash Provided by (used in)
     Operating Activities
   Net earnings (loss) ...........................     $(185,604)     $(153,218)
   Adjustments
   (Gain) loss on sale of assets .................           174       (162,678)
   Depreciation and amortization .................         1,491          2,042
   Changes in assets and liabilities
   (Decrease) increase
     in accounts payable .........................         5,023           (749)
   Increase in interest payable ..................        10,080          7,238
   (Decrease) increase in accrued liabilities ....        20,537          1,886
                                                       ---------      ---------
   Net cash provided by (used in)
     operating activities ........................     $(148,299)     $(305,479)
                                                       =========      =========

   The Accompanying Notes Are An Integral Part of These Financial Statements


Noncash investing and financing activities:  During the nine months ending April
     30,1997 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.


                   Titan Technologies, Inc. and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                    For the Nine Months Ended April 30, 1998


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at April 30, 1998, and the statements of operations and cash flow for the nine months ended April 30, 1998 and 1997 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1997. The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of operating results for the full year.

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

In August 1997 the company sold 580,000 shares of common stock for which it received $145,000. In February 1998 the company sold 49,000 shares of common stock for which it received $12,500.

4)      CERTAIN TRANSACTIONS

In order to raise working capital, on April 23, 1998, the Company sold a truck to Jeff Wilder, an employee of Tire Recycling Technologies Corp., for $16,830 and the forgiveness of one month's salary due but unpaid to Jeff Wilder. Jeff Wilder granted Tire Recycling Technologies Corp. The right to continue to use the truck for its business purposes and the right to repurchase the truck by assuming the amount of the loan and repaying all payments made by Jeff Wilder on the bank note signed by him to finance his purchase of the truck. Jeff Wilder is the son of Ronald L. Wilder, the President of Tire Recycling Technologies Corp.

On May 22, 1998, the Company granted an option to purchase 300,000 shares of its common stock to Jeff Wilder and to Dana Finley, both of whom are full-time Company employees. Each option grants the holder the right, for a period of five years from the date of the option, to purchase all or any part of 300,000 shares of the Company's common stock at an exercise price per share of $0.24, the market price of the Company's stock on May 22, 1998. The options are subject to ratification by the Company's Shareholders.

The Company granted an option to purchase 300,000 shares of the Company's common stock to Dr. Ronald Allred, in recognition of the time and effort devoted by him and by Adherent Technology to advancing the Company's technology. The option grants the holder the right, for a period of five years from the date of the option, to purchase 300,000 shares of the Company's common stock at an exercise price per share of $0.24. The option may be exercised at any time, or from time to time, for all or any part of the shares subject to the option. The option is subject to ratification by the Company's Shareholders.

4)  LOSS PER SHARE

Loss per common share is computed using the weighted average number of common shares outstanding during the period. The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share " during the quarter ended January 31, 1998. Since the Company has only common stock outstanding, the adoption of this standard had no significant effect on the company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the nine months ended April 30, 1998, the Company had $39,353 in licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of licensee fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at April 30, 1998. As a result of these activities by management general and administrative expenses decreased $25,611 to $64,562 and outside services decreased $11,807 to $0 for the three months ended April 30, 1998 as compared to the three months ended April 30, 1997. General and administrative decreased $75,514 to $206,061 and outside services decreased $18,245 to $12,733 for the nine months ended April 30, 1998 as compared to the six months ended April 30, 1997.

Financial Condition
-------------------

The Company's liquidity increased in the nine months ended April 30, 1998 as cash increased by $14,030 since July 31, 1997. Operations used $148,299 compared to the same period of the prior year in which operations used $305,479. The Company did not repay a note due September 24, 1997 and is in default of the note. The Company is attempting to renegotiate the note. Pending renegotiation of the note and based on the results of fiscal 1997 and its prospects for 1998, management considers the Company's liquidity position adequate with funds sufficient to meet its operating needs.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The only legal proceedings to which the Registrant is a party to or of which any of its property is subject to, or is pending or known to be contemplated are the following:

1. On February 12, 1998, the Registrants filed an action in the United States District Court for New Mexico (Civil Action CV-98-182), against Josef
     Strauss and Environmental Solutions Agency (a.k.a. ESA World Trade), alleging fraud, breach of contract, conversion, and breach of oral agreement in connection with contracts and agreements for the sale and/or licensing of the Registrant's TRTC technology and certain geographic marketing rights and raising capital funds for recycling plants in Europe. The suit seeks compensatory and punitive damages in excess of $50,000 plus attorney fees. Due to the early state of this litigation, management cannot estimate when a trial on the merits may occur or the likelihood of success or the amount of any verdict favorable to the Registrant. Josef Strauss has filed an answer denying the allegations in the Company's complaint. The parties are currently in settlement negotiations.

2. On May 15, 1998, in the United States District Court for New Mexico (Civil Action CV-98-0580), Strauss Investor Services, Inc. ("SIS") and Environmental Solutions Agency ("ESA") and ESA World Trade, Ltd. ("ESA World"), filed an action naming the Company, its subsidiary Tire Recycling Technologies Corporation ("TRTC") and Ronald L. Wilder, the Company's President, defendants and alleging that on or about February 12, 1996, SIS, d/b/a ESA entered into an agreement and Side Letter wherein ESA was granted a license within the territory of Europe, Australia, and America. The Complaint alleges that the defendants have marketed, directly or through third parties, the same technology without notifying ESA of the potential customers or licensees.

     The Plaintiffs in this action are entities under the control of Josef Strauss, a defendant in the legal action described above in section 1 and one of the shareholders who demanded a special meeting of shareholders.

     The Complaint alleges that the acts of the defendants are a breach of its license agreement and the defendants acted in a malicious, reckless, wanton, willful and oppressive manner. The plaintiffs seek compensatory and punitive damages, interest, costs and attorneys fees.

     The Complaint also seeks to collect a promissory note of $112,000 and interest accrued at the rate of 12% from September 24, 1996, which note and interest were guaranteed by Mr. Wilder.

     This action was only recently filed and appears to address the same issues that are the subject matter of the litigation discussed above in section 1 of this discussion of litigation. The Company and the other defendants will seek to consolidate the two actions, and will deny the allegations of the complaint. This case is currently abated by agreement on the parties and its subject matter is also included in settlement negotiations referred in paragraph 1.

3. On May 13, 1998, in the United States District Court for New Mexico (Civil Action CV-98-0557), Diana D. Holt filed an action against Ronald L. Wilder, Ronald L. Allred in which is alleged that the Company's Proxy materials contain material misstatements and/or omissions of facts, and, in addition, seeing to recover (a) $45,000 paid to finish development of portable prototype unit and to ship the unit to Pittsburgh, Pennsylvania, (i.e., for demonstration) and (b) the recovery of $100,000 for finishing and shipping the portable unit to Pittsburgh, Pennsylvania, and further alleging a conversion by the defendants of the money and a breach of good faith and fair dealing in the execution and performance of the agreements between the Plaintiff and the Company.

     Diana D. Holt is one of the persons who demanded that the Company hold a special meeting of shareholders.

     Although this complaint was recently filed, the Company has attempted to work with Ms. Holt's lawyers to correct any deficiency either party believes exists in Management's Proxy material or in the Opposition Group's proxy material.

     The defendants have denied all of the allegations relating to a breach of contract or conversion and will affirmatively state that the Company completed the prototype as required by the Agreement, but were never furnished certain information by the plaintiff that was necessary prior to transportation of the equipment. The defendants will also prove that the $100,000 was deposited into an account over which only Ms. Hold and Mr. Bruce Clark had the power to issue checks and that Mr. Clark issued a check from that account to the Company to purchase shares of the Company's common stock for Ms. Hold. Shares that were referenced in Ms. Holt's demand that the Company hold a special meeting of shareholders, although according to Ms. Holt's attorneys, repayment of the $145,000 to her will terminate her stock ownership of 580,000 shares.

     The Company has not yet determined whether Mr. Clark, because of his relationship to Ms. Holt, is an indispensable party to the litigation and should be added as a defendant. The present feeling of the Company's lawyers is that Mr. Clark should be named as a third party defendant.

The Company knows of no other legal proceedings pending or threatened or judgement against any director or officer of the Registrant in their capacity as such.

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

        TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES



July 6, 1998 Ronald L. Wilder
             -----------------------------------------------------
             Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.