Form 10KSB
period 1998-07-31
TITAN TECHNOLOGIES INC
filed 1998-10-26
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-25024

                            TITAN TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

              New Mexico                               85-0388759
   (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or other organization)              (Identification No.)

   3206 Candelaria Road, N.E., Albuquerque,  New Mexico               87107
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 505-884-0272

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [__].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,574.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 16, 1998: $3,289,098.54

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 16, 1998, was: 25,180.411 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Part II - Items 5(c), 6, 7, - Registrant's Annual Report for the fiscal year ended July 31, 1998.

Part III - Items 9, 10, 11, and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 1998.

                                     PART I

ITEM 1:         DESCRIPTION OF BUSINESS

History

     Titan Technologies, Inc. (hereafter the "Registrant") was incorporated under the laws of the State of New Mexico on July 14, 1954, as Titan Uranium Corporation. Its name was change to Titan Technologies, Inc. in 1986 when it begin to seek new business opportunities.

     In 1991 acquired the balance of that company's common stock. In 1991, the Registrant acquired all of the outstanding common stock of Tire Recycling Technologies Corporation., a privately held North Carolina corporation (subsequently reorganized as a New Mexico corporation. All of the Registrant's present business is being conducted by Tire Recycling Technologies Corporation.

Tire Recycling Technologies Corporation. ("TRTC")
-------------------------------------------------

     As stated above, the Registrant's product that it is offering for sale to interested operators on a turnkey basis is a completed, licensed and operational tire recycling plant utilizing the Registrant's TRTC process that is discussed below.

     The TRTC technology and process was developed to recover the oil, steel and carbon black utilized in the manufacture of tires. The process is self contained, using scrap tires as the feed-stock resource, which, with heat and a physical enabler reduces the tires to their basic chemicals. Minor residue from combustion is vented into the atmosphere, which is believed by Management to result in minimal environmental impact.

     The Registrant, with the assistance of Adherent Technologies and its licensees is continually upgrading the performance of its technology and the equipment employing the technology. During the past three years the Registrant and Adherent Technologies have devoted substantial resources to this end. The current evolution of the Registrant's technology uses a catalyst substantially different from the one used in the initial TRTC process. The enabler developed by the Registrant and now being used has proven to be superior in initiating the necessary catalytic reaction and in continuing the process of breaking down the tires into their basic constituent parts.

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

     The Registrant's Management believes that the Registrant's process is unique in the industry in that it operates on a continuous basis at the unusually low temperature of 450 degrees Fahrenheit rather than competing pyrolytic technologies, which typically function at temperatures of 1000 degrees Fahrenheit or greater. The lower temperature at which the Registrant's process operates translates into cost efficiencies by using less energy to operate and reduced wear and tear on the equipment. The low temperatures result in qualitative enhancement of the end products generated by the process.

     The TRTM process was initially demonstrated in a plant constructed by the Registrant near Bradley, Oklahoma. The operation of the Bradley plant were terminated in 1992, but the plant is maintained in anticipation that it may be used to demonstrate a plastics recycling process if such a process is eventually developed. The Registrant leases the land on which the plant is located, which lease may be terminated and the plant removed from the premises upon 30 days written notice.

     The TRTM-60 technology is proprietary. However, one patent has been issued and one additional patent has been applied for, both of which relate to advancements in the technology. While the feedstock used in the process initially consisted of shredded tires, the Registrant has developed some initial applications looking toward the eventual application of the process to various plastics.

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

Current Status of Marketing Efforts.
------------------------------------

     In 1995, Dong Kook Steel Material Registrant, Ltd. ("Dong Kook"), a Republic of Korea corporation, completed construction of two plants in the Republic of Korea that employ the TRTM-60 process. One of the plants is located approximately twenty miles from the city of Chong Ju, while the other is located approximately two miles from Taegu City. Each of these plants is capable of processing approximately 60 tons of scrap tires per day and are estimated to produce approximately 150 barrels of oil, 6 tons of steel, and 17 tons of carbon black per day. Dong Kook sold its interest in the plant located at Taegu City to Hannam Co., Ltd., a Korean corporation, which subsequently filed bankruptcy and closed the plant. The Registrant has been informed that Dong Kook expects to reacquire this plant and reestablish its production. The other plant has operated through fiscal 1998.

     There has been significant and unexpected delay in getting the get both Korean plants to operate up to their capacity on a continuous basis, the Registrant has been fortunate in that it has been able to work closely with Dong Kook to experiment with various methods of preparing the feed-stock of tires, various configurations for the plants and various forms of catalytic agents. all of which has resulted in a more efficient plant that should eventually result in greater production and, thereby, profitability for Dong Kook.

     The Registrant retained no royalty on any products produced from the initial plant, while the Registrant retained a royalty of 3.5% of all gross receipts from the sale of products produced by the second plant, less the cost of transportation to the point of sale of the products. To date, Dong Kook has not reported any sale of any products from the plants and the Registrant has waived its right to receive any additional payment from this plant.

     The Registrant anticipates that the sales price for a completed plant will range from $6,000,000 to $7,000,000. It also anticipates that future licenses will retain a royalty of 7.5% of all after tax receipts for products produced from each plant. Although these are Management's current estimated prices and royalties, each plant must be custom made for the country and area in which it may be located and negotiations for any such plant may result in price and royalty structures that vary substantially from such present intentions.

     In 1996, the Registrant concluded an agreement with the ESA Gmbh of Austria and Skoda Klatovy, a wholly owned subsidiary of the Czech Republic conglomerate Skoda Holding, a.c., for the sale and construction of a TRTC tire recycling plant to be built in Austria. The preliminary engineering and design and site preparation work for the plant has been completed. The start of this project was delayed, but the Registrant anticipates that the project will be started during the spring of 1999. Upon the completion of the Austrian facility, the Registrant believes that five additional European companies will purchase plant for location at other sites in Europe.

Products Recovered by the TRTM Process.
---------------------------------------

Oil:

     The oil recovered by the TRTM tire recycling process in Korea has been as high as 34.1 gravity extender oil, oil with an extremely high percentage of usage fuels (in the range of 99.4% gasoline, naphtha and kerosene), that is used primarily to lighten heavier oils either before or after refining. It can also be used in the manufacture of carbon black and rubber products. The oil has a high content of kerosene and light gas, as well as gasoline.

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

     Because much of the tread has been worn away in a scrap tire, the carbon black recovered by the TRTC-60 tire recycling process is dominated by grades 500 to 700. It is this category which is the target market for TRTC recovered carbon black. In 1990, the market demand for grade 700 was 300 million pounds. Initial test results of the carbon black produced from the Registrant's Bradley plant were found to be a substitute for IRB 5 carbon black for which the market price varies between $0.30 and $0.32 per pound. Because the costs of operation of the TRTC-60 plant are nominal, recovered carbon black might be offered for sale at a price significantly lower than the prevailing market rate for IRB 5 carbon black.

     A market price for TRTC-60 carbon black remains to be established, but preliminary indications are that a price of ten cents to fifteen cents per pound should be maintainable. The Registrant and its licensees are working together to develop methods to enhance the quality of the carbon black. To date, there have been limited improvements in the quality, but the Registrant believes that the correct process to enhance the product will be developed.

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

     In general, 10 percent of the weight of a tire is steel, assuming it is a steel belted tire. At full capacity, the TRTC tire recycling plant should recover six tons of steel per day. The market price for such steel varies, but during fiscal 1998, generally priced in a range between $80 and $100 per ton.

The Industry and the Registrant's Competition.
----------------------------------------------

     Historically, scrap tires have been piled or buried, neither of which offer a solution to disposal of scrap tires.

     The scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas have developed into separate industries that will compete with the Registrant for tires. These areas and industries are: (i) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities, and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other rubber products, but have not and probably will not contribute significantly to waste tire disposal. Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use, rubber. Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

     Management believes that as a substitute fuel, waste tires provide only marginal savings for the user, while their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in this country each year.

     With respect to recycling, the only technology at all comparable to that developed by TRTC is pyrolysis. Such pyrolytic facilities as currently exist in Japan and Germany, however, rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "[the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTC process as demonstrated at its Bradley, Oklahoma plant. Because the TRTC process operates efficiently at temperatures below 450 degrees Fahrenheit the oil and carbon black recovered through the TRTM process undergo minimal degradation and have correspondingly higher market value than pyrolytic byproducts.

     The Registrant does not know of any other uses for the tires that might compete with its business, however, continual research into the problem of waste tires is continuing throughout the world and it should be anticipated that new and novel approaches to a solution to the problem will, from time to time, be put forward.

Marketing Arrangements.
-----------------------

     As previously reported, as a result of a series of transaction that occurred in the early 1990's, approximately 67 corporations located world wide were contacted by a former marketer. Upon cancellation of that marketing arrangement, the Registrant agreed that if any sale of a plant to be constructed within the United States is made to any of those corporation, the Company will pay the former marketer a fee of $400,000 for each such sale.

     Subsequently, the Registrant entered into a new marketing agreement with a corporation organized under the laws of Korea named Dowon Company, Ltd. (Dowon). Under the agreement with Dowon, Dowon has the exclusive marketing and manufacturing rights on the continent of Asia, with the exception of the Asiatic portions of the Commonwealth of Independent States. The Registrant believes that because of Dowon's location and business contacts in Asia it will be able to effectively develop and implement a marketing strategy for the Registrant's tire recycling plants in all of the areas covered by the agreement. Dowon. Sold a TRTM-60 plant to Taiwanese group and the construction of that plant is now well underway. Because Dowon has purchased certain technology relating to the activation of carbon black, thereby enhancing that by-product, the Registrant has agreed that in exchange for its ability to use that technology on a world wide basis in its other plants, it waived any license fee and waived any royalty payments until the plant is in full operation, which is expected to occur in approximately two years. When the plant is in full operation, the Registrant will, during the subsequent two years, be paid a royalty of 3% of all products produced by the plant. After that initial two years, the royalty will increase to 5%.

     In 1996, the Registrant concluded an agreement with ESA Gmbh ESA Gmbh was granted the exclusive marketing rights for Europe ESA Gmbh is, with the participation of Skoda to construct the first TRTM tire recycling facility in Austria.. The first European facility is designed to be the Registrant's state of the art showcase, and Management believes it will attract other purchasers, resulting in additional sales of its facilities. Construction of this plant should be undertaken by the end of the year or early in the first quarter of 1999.

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

Other Developments.
-------------------

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

     An agreement between the Registrant and Fiberite, Inc., of Phoenix, Arizona, has been terminated.

     Adherent Technologies, is undertaking the final phases of research and development of this application of the Registrant's technology. Management believes that commercialization of the process could be accomplished during 1999.

Employees.
----------

     The Registrant has four full time employees, each of whom is presently paid at the rate of $3,000 per month.

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

     The Registrant leases approximately 2,150 square feet for its executive offices located at 3202 Candelaria, N.E., Albuquerque, New Mexico 87107 at a month to month rent of $1,025. The Registrant also leases approximately 4 acres of land located in Bradley County, Oklahoma for its tire recycling plant under a five year lease beginning on September 4, 1991, at a monthly cost of $500. The Bradley, Oklahoma lease may be terminated, without penalty, upon 30 days prior notice. At such time as a suitable location for this facility may be acquired in New Mexico and the facility moved to such new location, the Registrant will terminate the Bradley, Oklahoma lease. The Registrant's Management believes that the executive offices now leased by it will be adequate for the Registrant's business for the near future.

ITEM 3:         LEGAL PROCEEDINGS

     At the date of this report there are no known legal proceedings pending, or judgment against any director or officer of the RegistrantCompany in their capacity as such.

     The Registrant recently received a letter from a law firm in Pasadena, California claiming that their client, a Mr. Martin Chang, is entitled to a fee of approximately $216,000 as compensation for his assistance in the sale of a TRTM Plant in Taiwan. Prior to receipt of the letter, the Registrant had never heard of Mr. Chang and was unaware of any participation by him in the sale. Mr. Chang's lawyers did submit a copy of an agreement which purports to be between Mr. Chang and Dowon Company through which Mr. Chang was engaged as a sales representative for Dowon. Dowon has assured the Registrant that Mr. Chang performed no services to it under that agreement. The Registrant is unable to determine any basis under which it might be liable to Mr. Chang for an agreement he may or may not have with Dowon to perform services for Dowon in Asia.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended July 31, 1998 entitled "Market Price and Dividends on the Company's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Annual report to Shareholders for the fiscal year ended July 31, 1998 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7:  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1998 which is attached as an exhibit to this report.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the items in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1998 Annual meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions".

                                    PART IV

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders as of and for each of the two years in the period ended July 31, 1998:
     Report of Independent  Certified  Public  Accountants
     Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholders' Equity (deficit) Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

2. Exhibits:

The following exhibits are incorporated herein by reference to the Registrant's Form 10-SB, File no. 0-25024

Exhibit
Number                  Title

3. Articles of Incorporation and By-laws.

   (i) Articles of  Incorporation:
      (a)  Articles of Incorporation  dated July 14, 1954.
      (b) Articles of Amendment to Articles of Incorporation dated October 2, 1986. (ii)
   (ii) By-laws currently in effect.

10. Material Contracts.

  a) Consulting Agreement dated September 15, 1992, between the Registrant and Ronald E. Allred.
  b) Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between the Registrants and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
  c) Technical License Agreement dated July 23, 1993, between the Registrant and Hannam Co., Ltd.
  d) Technical License Agreement dated July 23, 1993, the Registrant and Dong Kook Steel Material Co., Ltd.
  e) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation.
  f) Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.

B. The following exhibit is incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

  a) Option agreement between the Registrant and Joseph Henry dated September 19, 1995.

C. The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

  a) License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.
  b) Marketing and License Agreement dated March 19,1996, with Dowan Company, Ltd., relating to Asia.
  c) Agreement dated April 25, 1996, with SKODA Klatovy S.P.D., relating to the construction of a TRTC recycling plant in Austria.
  d) Addendum to SKODA Klotovy  S.P.D.  Agreement  dated April 25, 1996.
  e) Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.
  f) Option agreement between the Registrant, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.
  g) Promissory Note dated September 24, 1996.

D. No Exhibits are filed with this Annual Report. on Form 10-KSB.

13. Annual Report to Shareholders for the Fiscal year ended July 31, 1998.

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

(b)  Reports on Form 8-K:

     No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TITAN TECHNOLOGIES, INC.

By Ronald L. Wilder
   -----------------------------------------------------
   Ronald L. Wilder, President, Chief Executive Officer,
   Chief Operating Officer,  and Director

By Ronald L. Wilder
   ------------------------------------
   Ronald L. Wilder, Acting Secretary

Date:  October 20,  1998


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.


By Ronald L. Wilder
   --------------------------
   Ronald L. Wilder, Director

Date: October 20, 1998

By Dr. Ronald E. Allred
   ------------------------------
   Dr. Ronald E. Allred, Director
   Date: October 20, 1998