Form 10QSB
period 1998-10-31
TITAN TECHNOLOGIES INC
filed 1998-12-15
CIK 932144

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

         For quarterly period ended October 31, 1998

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

         For the transition period from                     to

         Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)


             NEW MEXICO                                85-0388759
  (State or other  jurisdiction  of         (IRS Employer Identification No.)
    incorporation  or  organization

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

Yes [ X ]  No [   ]

The number of shares of the registrant's common stock outstanding as of December 5, 1998 was:

          No Par Value Common              26,780,411


Transitional Small Business Format:  Yes [   ]  No [ X ]



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                October 31, 1998
                                    UNAUDITED

ASSETS

      Current Assets
         Cash ...............................................       $   164,556
         Accounts receivable - stockholder ..................               609
                                                                    -----------
                  Total Current Assets ......................           165,165

      Property and Equipment, at cost
         Furniture and fixtures .............................             5,407
         Machinery ..........................................             7,706
                                                                    -----------
                                                                         13,113

         Less accumulated depreciation ......................             5,841
                                                                    -----------
                  Net property and equipment ................             7,272
                                                                    -----------

                                                                    $   172,437
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
         Accounts payable ...................................       $     3,237
         Other accrued liabilities ..........................             9,108
         Deferred revenue ...................................            39,353
                                                                    -----------
                  Total Current Liabilities .................            51,698


      Stockholders' Equity
         Common stock - no par value; authorized,
         50,000,000 shares; issued and
         outstanding, 26,780,411 shares .....................         1,785,669
         Accumulated deficit ................................        (1,664,930)
                                                                    -----------
                                                                        120,739
                                                                    -----------

                                                                    $   172,437
                                                                    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended October 31
                                    UNAUDITED

                                                       1998            1997
                                                   ------------    ------------
REVENUES

      Other income .............................   $        865    $        859


COSTS AND EXPENSES

      General and administrative ...............         71,703          75,792
      Outside services .........................            834          11,713
      Depreciation and amortization ............            644           1,310
      Interest .................................          3,361           3,360
                                                   ------------    ------------
                                                         76,542          92,175
                                                   ------------    ------------

      Income (loss) before income taxes ........        (75,677)        (91,316)

      Provision for income taxes ...............           --              --
                                                   ------------    ------------

      Net income (loss) ........................    $ ( 75,677)    $    (91,316)
                                                   ============    ============
      Weighted average common shares
         outstanding, basic and diluted (Note 2)     23,978,400      21,909,237
                                                   ============    ============

Basic and diluted (loss) per common share ......   $       0.00    $       0.00
                                                   ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended October 31
                                    UNAUDITED

                                                       1998              1997
                                                     ------          --------
Cash flows from operating activities
      Interest received ............................    $     865     $     859
      Cash paid for suppliers and subcontractors ...      (96,875)      (74,892)
      Interest paid ................................       (3,361)       (3,360)
                                                        ---------     ---------
      Net cash provided by (used in)
      operating activities .........................      (99,371)      (77,393)

Cash flows from investing activities
      Acquisition of property and equipment ........         --         (28,624)

Cash flows from financing activities
      Proceeds from sale of common stock ...........      218,500       145,000


      Net increase (decrease) in cash ..............      119,129        38,983
                                                        ---------     ---------

      Cash at beginning of year ....................       45,427         3,125
                                                        ---------     ---------

      Cash at end of period ........................    $ 164,556     $  42,108
                                                        =========     =========

Reconciliation of Net earnings (loss) to
      Cash Provided by (used in)
         Operating Activities
      Net earnings (loss) ..........................    $ (75,677)    $ (91,316)
      Adjustments
      Depreciation and amortization ................          644         1,310
      Changes in assets and liabilities
      (Decrease) increase
         in accounts payable .......................        2,323        11,914
      Increase in interest payable .................        3,361         3,360
      (Decrease) increase in accrued liabilities ...        5,628        (2,661)
      Decrease in stockholders payables ............      (35,650)         --
                                                        ---------     ---------
      Net cash provided by (used in)
         operating activities ......................    $ (99,371)    $ (77,393)
                                                        =========     =========

Noncash investing and financing activities:
      During the three months ended October 31,1997 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

      During the three months ended October 31, 1998 stock was issued in exchange for notes payable and accrued interest totaling $140, 224.

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                   For the Three Months Ended October 31, 1998


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at October 31, 1998, and the statements of operations and cash flow for the three months ended October 31, 1998 and 1997 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1998. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

In August 1997 the Company sold 580,000 shares of common stock for which it received $145,000.

During the three months ended October 31, 1998 the Company sold 2,185,000 shares of common stock for which it received $218,500.

On October 20, 1998 the Company settled a lawsuit and the parties agreed to the following: (a) 1,000,000 shares of stock previously issued for sale in Europe would be returned to the Company; (b) a creditor canceled the obligation of the Company in exchange for 2,500,000 shares of the Company's stock. The debt and accrued interest totaled $140,224.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the three months ended October 31, 1998, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. As a result of certain acts by the principals of that company, the Registrant exercised its right to terminate the license agreement. Other persons who have been assisting the licensee in establishing its plant in Austria have expressed their desire to continue with the project under a new license. The Registrant has, in principle, agreed with that proposal, but no new license agreement has yet been negotiated. No plants are scheduled for construction at October 31, 1998. As a result of these activities by management general and administrative expenses decreased $4,089 to $71,703 and outside services decreased $10,879 to $834 for the three months ended October 31, 1998 as compared to the three months ended October 31, 1997.

Financial Condition

The Company's liquidity increased in the three months ended October 31, 1998 as cash increased by $119,129 since July 31, 1998. Operations used $99,371 compared to the same period of the prior year in which operations used $77,393.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/97). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

The Company  has  addressed the Year 2000 Issue  relating to its  business,  its operations (including operating systems) and its relationships with its customers, suppliers and other constituents. All computer software used to process the Company's financial, accounting and reporting information are presently compliant in this issue. The Company has no significant electronic interaction with its customers, suppliers, creditors or financial service organizations. Management does not expect that the Year 2000 Issue, or the cost of addressing it will have a material impact on its business, operations or financial condition. However, management intends to review, on an ongoing basis, whether there are any changes in anticipated costs, problems or uncertainties associated with the Year 2000 Issue.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The only legal proceedings to which the Registrant is a party to or of which any of its property is subject to, or is pending or known to be contemplated are the following:

1. Recently the Company received a demand for money and a threat of litigation from a law firm in California representing a client claiming that through a contract with Don Won Company, Inc., a Korean corporation, he is entitled to a fee resulting from the sale of a TRTM-60 plant to purchasers in Taiwan. The Company has asked for additional clarification but has not yet received a response.

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

         TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




December 7, 1998  Ronald L. Wilder
                  -----------------------------------------------------
                  Ronald L. Wilder, President, Chief Executive Officer,
                   Chief Financial Officer and Chief Accounting Officer.