Form 10QSB
period 1999-01-31
TITAN TECHNOLOGIES INC
filed 1999-03-04
CIK 932144

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

         For quarterly period ended January 31, 1999

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

The number of shares of the registrant's common stock outstanding as of March 5, 1998 was:

          No Par Value Common              26,780,411


Transitional Small Business Format:  Yes [   ]  No [ X ]



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                January 31, 1999
                                    UNAUDITED

ASSETS

      Current Assets
         Cash ...............................................       $    73,581
         Note and interest receivable .......................            25,366
         Accounts receivable - stockholder ..................               609
                                                                    -----------
                  Total Current Assets ......................            99,556

      Property and Equipment, at cost
         Furniture and fixtures .............................             5,407
         Machinery ..........................................             7,706
                                                                    -----------
                                                                         13,113

         Less accumulated depreciation ......................             6,485
                                                                    -----------
                  Net property and equipment ................             6,628


                                                                    $   106,184
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
         Accounts payable ...................................       $     2,750
         Other accrued liabilities ..........................             4,017
         Deferred revenue ...................................            39,353
                                                                    -----------
                  Total Current Liabilities .................            46,120


      Stockholders' Equity
         Common stock - no par value; authorized,
         50,000,000 shares; issued and
         outstanding, 26,780,411 shares .....................         1,785,669
         Accumulated deficit ................................        (1,725,605)
                                                                    -----------
                                                                         60,064
                                                                    -----------

                                                                    $   106,184
                                                                    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended January 31
                                    UNAUDITED

                                                       1999            1998
                                                   ------------    ------------
REVENUES

      Plant licensing ..........................   $       --      $     39,353
      Other income .............................         17,054             182
                                                   ------------    ------------
                                                         17,054          39,535

COSTS AND EXPENSES

      General and administrative ...............         74,956          65,707
      Outside services .........................          2,129           1,020
      Depreciation and amortization ............            644           1,311
      Interest .................................           --             3,360
                                                   ------------    ------------
                                                         77,729          71,398
                                                   ------------    ------------

      Income (loss) before income taxes ........        (60,675)        (31,863)

      Provision for income taxes ...............           --              --
                                                   ------------    ------------

      Net income (loss) ........................   $    (60,675)   $    (31,863)
                                                   ============    ============
      Weighted average common shares
         outstanding, basic and diluted (Note 2)     26,780,411      21,962,824
                                                   ============    ============

Basic and diluted (loss) per common share ......   $       0.00    $       0.00
                                                   ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Six Months Ended January 31
                                    UNAUDITED

                                                       1999            1998
                                                   ------------    ------------
REVENUES

      Plant licensing ..........................   $       --      $     39,353
      Other income .............................         17,919           1,041
                                                   ------------    ------------
                                                         17,919          40,394

COSTS AND EXPENSES

      General and administrative ...............        146,659         141,499
      Outside services .........................          2,963          12,733
      Depreciation and amortization ............          1,288           2,621
      Interest .................................          3,361           6,720
                                                   ------------    ------------
                                                        154,271         163,573
                                                   ------------    ------------

      Income (loss) before income taxes ........       (136,352)       (123,179)

      Provision for income taxes ...............           --              --
                                                   ------------    ------------

      Net income (loss) ........................   $   (136,352)   $   (123,179)
                                                   ============    ============
      Weighted average common shares
         outstanding, basic and diluted (Note 2)     25,541,906      21,962,824
                                                   ============    ============

Basic and diluted (loss) per common share ......   $      (0.01)   $      (0.01)
                                                   ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended January 31
                                    UNAUDITED

                                                           1999          1998
                                                        ---------     ---------
Cash flows from operating activities
      Cash from customers ..........................    $    --       $  39,353
      Other receipts ...............................       15,460          --
      Interest received ............................        2,459         1,041
      Cash paid for suppliers and subcontractors ...     (179,538)     (147,375)
      Interest paid ................................       (3,361)       (6,720)
                                                        ---------     ---------
      Net cash provided by (used in)
      operating activities .........................     (164,980)     (113,701)

Cash flows from investing activities
      Acquisition of property and equipment ........         --         (28,624)
      Additions to notes receivable ................      (25,366)         --

Cash flows from financing activities
      Proceeds from sale of common stock ...........      218,500       145,000
      Proceeds from stockholder loan ...............         --          12,350
                                                        ---------     ---------
                                                          218,500       157,350

      Net increase (decrease) in cash ..............       28,154        15,025
                                                        ---------     ---------

      Cash at beginning of year ....................       45,427         3,125
                                                        ---------     ---------

      Cash at end of period ........................    $  73,581     $  18,150
                                                        =========     =========

Reconciliation of Net earnings (loss) to
      Cash Provided by (used in)
         Operating Activities
      Net earnings (loss) ..........................    $(136,352)    $(123,179)
      Adjustments
      Depreciation and amortization ................        1,288         2,621
      Changes in assets and liabilities
      (Decrease) increase
         in accounts payable .......................        1,836         1,682
      Increase in interest payable .................        3,361         6,720
      (Decrease) increase in accrued liabilities ...          537        (1,545)
      Decrease in stockholders payables ............      (35,650)         --
                                                        ---------     ---------
      Net cash provided by (used in)
         operating activities ......................    $(164,980)    $(113,701)
                                                        =========     =========

Noncash investing and financing activities:
      During the six months ended January 31, 1999 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

      During the six months ended January 31, 1999 stock was issued in exchange for notes payable and accrued interest totaling $140,224.

    The Accompanying Notes Are An Integral Part of These Financial Statements



                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended January 31, 1999


1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at January 31, 1999, and the statements of operations for the three months and six months ended January 31, 1999 and 1998 and statements of cash flow for the six months ended January 31, 1999 and 1998 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1998. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share is calculated using the weighted average number of share outstanding during each period.

3)  ISSUANCE OF COMMON STOCK

In August 1997 the Company sold 580,000 shares of common stock for which it received $145,000.

During the six months ended January 31, 1999 the Company sold 2,185,000 shares of common stock for which it received $218,500.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the three months ended January 31, 1999, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. As a result of certain acts by the principals of that company, the Registrant exercised its right to terminate the license agreement. Other persons who have been assisting the licensee in establishing its plant in Austria have expressed their desire to continue with the project under a new license. The Registrant has, in principle, agreed with that proposal, but no new license agreement has yet been negotiated. No plants are scheduled for construction at January 31, 1999. As a result of these activities by management general and administrative expenses increased $5,160 to $146,659 and outside services decreased $9,770 to $2,963 for the six months ended January 31, 1999 as compared to the six months ended January 31, 1998.

Financial Condition
-------------------

The Company's liquidity increased in the six months ended January 31, 1999 as cash increased by $28,154 since July 31, 1998. Operations used $164,980 compared to the same period of the prior year in which operations used $113,701.

Year 2000 Issue
---------------

Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/99). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

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

         TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




March 7, 1999  Ronald L. Wilder
               -----------------------------------------------------
               Ronald L. Wilder, President, Chief Executive Officer,
                Chief Financial Officer and Chief Accounting Officer.