Form 10QSB
period 1999-04-30
TITAN TECHNOLOGIES INC
filed 1999-06-11
CIK 932144

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 30,  1999

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

Yes  X .  No    .
    ---      ---

The number of shares of the registrant's common stock outstanding as of June 5, 1999 was:
           No Par Value Common              26,780,411


Transitional Small Business Format:     Yes        No  X
                                            ---       ---

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Titan Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1999
                                   UNAUDITED

ASSETS

Current Assets
     Cash ..................................................        $    27,066
     Note and interest receivable ..........................             25,732
     Accounts receivable - stockholder .....................                609
                                                                    -----------
          Total Current Assets .............................             53,407

Property and Equipment, at cost
     Furniture and fixtures ................................              5,407
     Machinery .............................................              7,706
                                                                    -----------
                                                                         13,113

     Less accumulated depreciation .........................              7,129
                                                                    -----------
          Net property and equipment .......................              5,984
                                                                    -----------

                                                                    $    59,391
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable ......................................        $     2,676
     Other accrued liabilities .............................              3,710
     Deferred revenue ......................................             39,353
                                                                    -----------
          Total Current Liabilities ........................             45,739


Stockholders' Equity
     Common stock - no par value; authorized,
     50,000,000 shares; issued and
     outstanding, 26,780,411 shares ........................          1,785,669
     Accumulated deficit ...................................         (1,772,017)
                                                                    -----------
                                                                         13,652
                                                                    -----------
                                                                    $    59,391
                                                                    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended April 30
                                   UNAUDITED


                                                   1999                1998
                                               ------------        ------------
REVENUES
     Loss on sale of assets .............      $       --          $       (174)
     Other income .......................            18,595               4,541
                                               ------------        ------------
                                                     18,595               4,367

COSTS AND EXPENSES

     General and administrative .........            63,248              64,562
     Outside services ...................             1,115                --
     Depreciation and amortization ......               644              (1,130)
     Interest ...........................              --                 3,360
                                               ------------        ------------
                                                     65,007              66,792
                                               ------------        ------------

     Income (loss) before income taxes ..           (46,412)            (62,425)

     Provision for income taxes .........              --                  --
                                               ------------        ------------

     Net income (loss) ..................      $    (46,412)       $    (62,425)
                                               ============        ============
     Weighted average common shares
          outstanding, basic and
          diluted (Note 2) ..............        26,780,411          22,002,593
                                               ============        ============

Basic and diluted (loss) per common share      $       0.00        $       0.00
                                               ============        ============

   The Accompanying Notes Are An Integral Part of These Financial Statements


                   Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended April 30
                                   UNAUDITED


                                                       1999            1998
                                                   ------------    ------------

REVENUES

     Plant licensing ....................          $       --      $     39,353
     Loss on sale of assets .............                  --              (174)
     Other income .......................                36,514           5,582
                                                   ------------    ------------
                                                         36,514          44,761

COSTS AND EXPENSES

     General and administrative .........               209,907         206,061
     Outside services ...................                 4,078          12,733
     Depreciation and amortization ......                 1,932           1,491
     Interest ...........................                 3,361          10,080
                                                   ------------    ------------
                                                        219,278         230,365
                                                   ------------    ------------

     Income (loss) before income taxes ..              (182,764)       (185,604)

     Provision for income taxes .........                  --              --

     Net income (loss) ..................          $   (182,764)   $   (185,604)
                                                   ============    ============
     Weighted average common shares
     outstanding, basic and diluted
          (Note 2) ......................            25,945,667      22,002,593
                                                   ============    ============

Basic and diluted (loss) per common share          $      (0.01)   $      (0.01)
                                                   ============    ============

   The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                   UNAUDITED

                                                          1999           1998
                                                       ---------      ---------
Cash flows from operating activities
    Cash from customers ..........................     $    --        $  39,353
    Other receipts ...............................        33,245          4,423
    Interest received ............................         3,269          1,159
    Cash paid for suppliers and
        subcontractors ...........................      (244,283)      (183,154)
    Interest paid ................................        (3,361)       (10,080)
                                                       ---------      ---------
    Net cash provided by (used in)
        operating activities .....................      (211,130)      (148,299)
Cash flows from investing activities
    Acquisition of property and equipment ........          --          (32,277)
    Proceeds from sale of assets .................          --           24,606
    Additions to notes receivable ................       (25,732)          --
                                                       ---------      ---------
                                                         (25,732)        (7,761)
Cash flows from financing activities
    Proceeds from sale of common stock ...........       218,500        157,250
    Proceeds from stockholder loan ...............          --           12,350
                                                       ---------      ---------
                                                         218,500        170,000

    Net increase (decrease) in cash ..............       (18,362)        14,030
                                                       ---------      ---------

    Cash at beginning of year ....................        45,427          3,125
                                                       ---------      ---------

    Cash at end of period ........................     $  27,065      $  17,155
                                                       =========      =========
Reconciliation of Net Loss to Net Cash
    Used in Operating Activities
    Net  (loss) ..................................     $(182,764)     $(185,604)
    Adjustments
    Loss on sale of assets .......................          --             (174)
    Depreciation and amortization ................         1,932          1,491
    Changes in assets and liabilities
    Increase in accounts payable .................         1,762          5,023
    Increase in interest payable .................         3,361         10,080
    Increase in accrued liabilities ..............           230         20,537
    Decrease in stockholders payables ............       (35,650)          --
                                                       ---------      ---------

    Net cash used in operating activities ........     $(211,130)     $(148,299)
                                                       =========      =========

Noncash investing and financing activities:
    During the nine months ended April 30, 1999 certain rights and patents with a net book value of approximately $75,000 were transferred to the developer in exchange for notes payable, accrued interest and other liabilities to the developer totaling approximately $238,000.

 The Accompanying Notes Are An Integral Part of These Financial Statements


                    Titan Technologies, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                    For the Nine Months Ended April 30, 1999

1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at April 30, 1999, and the statements of operations for the three months and nine months ended April 30, 1999 and 1998 and statements of cash flow for the nine months ended April 30, 1999 and 1998 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1998. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of operating results for the full year.

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

4) CERTAIN TRANSACTIONS

In order to raise working capital, on April 23, 1998, the company sold a truck to Jeff Wilder, an employee of Tire Recycling Technologies Corp., for $16,830 and the forgiveness of one month's salary due but unpaid to Jeff Wilder. Jeff Wilder granted Tire Recycling Technologies Corp. the right to continue to use the truck for its business purposes and the right to repurchase the truck by assuming the amount of the loan and repaying all payments made by Jeff Wilder on the bank note signed by him to finance his purchase of the truck. Jeff Wilder is the son of Ronald L Wilder, the President of Tire Recycling Technologies Crop.

On May 22, 1998, the Company granted an option to purchase 300,000 shares of its common stock to Jeff Wilder and to Dana Finley, both of whom are full-time Company employees. Each option grants the holder the right, for a period of five years from the date of the option, to purchase all or any part of 300,000 shares of the Company's stock at an exercise price per share of $0.24, the market price of the Company's stock on May 22, 1998.

The Company granted an option to purchase 300,000 shares of the Company's common stock to Dr. Ronald Allred, in recognition of the time and effort devoted by him and by Adherent Technology to advancing the Company's technology. The option grants the holder the right, for a period of five years from the date of the option, to purchase 300,000 shares of the Company's common stock at an exercise price per share of $0.24. The option may be exercised at any time, or from time to time, for all or any pert of the shares subject to the option.

5)  LOSS PER SHARE

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

The Company merged with its wholly owned subsidiary, Tire Recycling Technologies Corporation, effective April 26, 1999. The subsidiary was dissolved as of that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the nine months ended April 30, 1999, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. As a result of certain acts by the principals of that company, the Registrant exercised its right to terminate the license agreement. Other persons who have been assisting the licensee in establishing its plant in Austria have expressed their desire to continue with the project under a new license. The Registrant has, in principle, agreed with that proposal, but no new license agreement has yet been negotiated. No plants are scheduled for construction at April 30, 1999. As a result of these activities by management general and administrative expenses increased $3,846 to $209,907 and outside services decreased $8,655 to $4,078 for the nine months ended April 30, 1999 compared to the nine months ended April 30, 1998.

Financial Condition

The Company's liquidity decreased in the nine months ended April 30, 1999 as cash decreased by $18,362 since July 31, 1998. Operations used $211,130 compared to the same period of the prior year in which operations used $148,299.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/99). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

The Company has addressed the Year 2000 Issue relating to its business, its operations (including operating systems) and its relationships with its suppliers and other constituents. All computer software used to process the company's financial, accounting and reporting information are presently compliant in this issue. The Company has no significant electronic interaction with its customers, suppliers, creditors or financial service organizations. Management does not expect that the Year 2000 Issue, or the cost of addressing it will have a material impact on its business, operations or financial condition. However, management intends to review, on an ongoing basis, whether there are any changes in anticipated costs, problems or uncertainties associated with the Year 2000 Issue.


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

TITAN TECHNOLOGIES, INC. AND SUBSIDIARIES




June 7, 1999  Ronald L. Wilder
              -----------------------------------------------------------
              Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.