Form 10KSB
period 1999-07-31
TITAN TECHNOLOGIES INC
filed 1999-10-29
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-25024

                            TITAN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                New Mexico                           85-0388759
                ----------                           ----------
      (State or other jurisdiction of            (I.R.S. Employer
   incorporation or other organization)        (Identification No.)

            3206 Candelaria Road, N.E., Albuquerque, New Mexico 87107
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 505-884-0272

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section  12(g) of the Act:

No Par Value Common Stock
-------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [__].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $93,054.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 16, 1999: $5,354,722.

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 16, 1999, was: 28,950,411 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

     Part II - Items 5(c), 6, 7, - Registrant's Annual Report for the fiscal year ended July 31, 1999.

     Part III - Items 9, 10, 11, and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 17, 1999.


                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

History
-------

     Titan Technologies, Inc. (hereafter the "Registrant") was incorporated under the laws of the State of New Mexico on July 14, 1954, as Titan Uranium Corporation. Its name was change to Titan Technologies, Inc. in 1986 when it begin to seek new business opportunities.

     In 1991, the Registrant acquired all of the outstanding common stock of Tire Recycling Technologies Corporation., a privately held North Carolina corporation, that had developed the initial tire recycling technology advanced by the Registrant to its initial state of development. The acquired corporation was subsequently merged into the Registrant and all of the Registrant's business is conducted directly by the Registrant and not through any subsidiary corporation.

The TRTM Technology.
--------------------

     The Registrant's business is offering for sale to interested operators on a turnkey basis a completed, licensed and operational recycling plant utilizing the Registrant's TRTM plants and its recycling processes that are discussed below.

     The TRTM technology and process was developed to recover the oil, steel, and carbon black utilized in the manufacture of tires and has now been further developed to recover the constituent parts of plastics and carbon based material. The process is self contained, using scrap tires and plastics as the feed-stock resource, which, with heat and a physical enabler reduces the tires or plastics to their basic chemicals. Minor residue from combustion is vented into the atmosphere, which is believed by Management to result in minimal environmental impact.

     The Registrant, with the assistance of Adherent Technologies and its licensees is continually upgrading the performance of its technology and the equipment employing the technology. During the past four years the Registrant and Adherent Technologies have devoted substantial resources to this end. The current evolution of the Registrant's technology uses a catalyst substantially different from the one initially acquired from Tire Recycling Technologies, Inc. The enabler developed by the Registrant and now being used has proven to be superior in initiating the necessary catalytic reaction and in continuing the process of breaking down the tires and plastics into their basic constituent parts.

     The TRTM Technology employs enhanced pyrolysis, which, unlike known competing scrap tire recovery systems, is true tertiary recycling: the original elements that went into making the tires, primarily oil, steel, and carbon black, are reclaimed in near virgin form.

     The entire recycling process is a closed system. The only emissions are the exhaust gases from firing the retort burners. Because methane and other components of the gas fraction are clean burning, release of pollutants to the atmosphere is minimal. The only nonresalable materials from the process are the small quantities of ash and dirt produced that are landfilled.

     The TRTM technology was developed to meet the world-wide need for an economically viable method for the permanent disposal of tires, plastics, carbon based materials, and materials used in the manufacture of computers and other electronic products. Total quantities of tires in stock piles and dumps in the United States have been estimated at 3 billion tires. The Scrap Tire Management Council estimates that there is about one scrap tire generated annually per person in the United States, or approximately 240 million scrap tires annually. The total of stockpiled plastics, carbon fiber based products and electronic products is presently unknown to management, but is known to be a large and continually growing world wide waste problem.

     Stockpiled tires and the risks associated with them, from mosquito production to fire hazard, have become a significant environmental problem. Legislation has been introduced and passed in many states controlling tire disposal, storage and transportation.

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

     The TRTM technology is proprietary. However, two patents have been issued, both of which relate to advancements in the technology. While the feedstock used in the process initially consisted of shredded tires, the Registrant has developed some initial applications looking toward the eventual application of the process to various plastics.

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

Current Status of Marketing Efforts.
------------------------------------

     As previously reported, in 1995, Dowon Company, Ltd. ("Dowon"), a Republic of Korea corporation, completed construction of two plants in the Republic of Korea that employ the TRTM process. One of the plants is located approximately twenty miles from the city of Chong Ju, while the other is located approximately two miles from Taegu City. Each of these plants is capable of processing approximately 60 tons of scrap tires per day and are estimated to produce approximately 150 barrels of oil, 6 tons of steel, and 17 tons of carbon black per day. Dowan sold its interest in the plant located at Taegu City to Hannam Co., Ltd., a Korean corporation, which subsequently filed bankruptcy and closed the plant. The Registrant has been informed that Dowon expects to reacquire this plant and reestablish its production. The other plant has operated through fiscal 19998.

     The Registrant retained no royalty on any products produced from the initial plant, while the Registrant retained a royalty of 3.5% of all gross receipts from the sale of products produced by the second plant, less the cost of transportation to the point of sale of the products. To date, Dowon has not reported any sale of any products from the plants and the Registrant has waived its right to receive any additional payment from this plant.

     During fiscal 1998, Dowon completed the first TRTM plant located outside of Korea. That plant is in Taiwan and was undamaged by the earthquake that hit Taiwan in September of 1999. The Taiwan plant incorporates various advances in technology developed by both Dowan and by the Company and is operating at capacity. This plant incorporates certain Japanese developed technology acquired by Dowan that activates the carbon black produced by the plant, thereby enhancing the commercial value of the carbon black. The Company has the right to utilize the carbon black technology in future plants constructed by companies other than Dowan, but to date has not memorialized that agreement.

     The Registrant anticipates that the sales price for a completed plant will range from $8,000,000 to $10,000,000. It also anticipates that future licenses will retain a royalty of 7.5% of all after tax receipts for products produced from each plant. Although these are Management's current estimated prices and royalties, each plant must be custom made for the country and area in which it may be located and negotiations for any such plant may result in price and royalty structures that vary substantially from such present intentions.

     It was previously reported that the Registrant concluded an agreement with the a corporation named ESA Gmbh of Austria and Skoda Klatovy, a wholly owned subsidiary of the Czech Republic conglomerate Skoda Holding, a.c., for the sale and construction of a TRTM tire recycling plant to be built in Austria. After the last report, the principal of the Austrian corporation was arrested and convicted of embezzlement from an Austrian bank. Because of that crime, all effort by the Austrian corporation was terminated and all agreements between the Registrant and that corporation were ended.

     The preliminary engineering and design and site preparation work for the Austrian plant was completed prior to Mr. Steiner's arrest and conviction. Mr. Wilder has met with representatives of Skoda in Austria, Czechoslovakia and the United States to assure that Skoda remains ready, willing and able to fabricate and deliver a completed plant to any Austrian or other European purchaser. At the date of this report, Mr. Wilder has more than once traveled to Austria to try to salvage the Austrian plant by interesting others in its financing and construction. Management is of the belief that the financial backing for the Austrian plant will be forthcoming and that a license for an Austrian plant will be negotiated by the end of the current fiscal year.

     Skoda has also been negotiating with the Registrant for certain license rights related to former Eastern Block countries and Management believes that an agreement with Skoda related to such licensing will occur during the current fiscal year.

     Because of the completion of the third plant in Asia, and with negotiations underway for a second plant in Taiwan, Management believes that the sale and construction of plants in Asia will accelerate. Management also believes that the Austrian plant will be constructed. The Registrant is told that certain people remain interested in having a TRTM plant erected in Portugal and that a plant and license will be purchased for that location when and if the required funding is available.

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

     A TRTM tire recycling plant typically recovers about one gallon of oil per tire. At 100 ton capacity, a plant is capable of recovering 250 barrels of oil per day from 100 tons of tires.

     While it is impossible to predict the future market price for the recovered oil, in 1992 the Registrant sold oil produced from its Bradley plant for $15.00 per barrel. Any price received for the oil will necessarily be based upon the then current market for crude oil.

Carbon Black:

     The carbon black recovered by the TRTM tire recycling process is a semi-reinforcing carbon black. North America manufacturing facilities consume nearly 3 billion pounds of carbon black annually, of which 50 percent are of the semi-reinforcing type.

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

     Because much of the tread has been worn away in a scrap tire, the carbon black recovered by the TRTM tire recycling process is dominated by grades 500 to
700. It is this category which is the target market for TRTM recovered carbon black. In 1990, the market demand for grade 700 was 300 million pounds. Initial test results of the carbon black produced from the Registrant's Bradley plant were found to be a substitute for IRB 5 carbon black for which the market price varies between $0.30 and $0.32 per pound. Because the costs of operation of the TRTM plant are nominal, recovered carbon black might be offered for sale at a price significantly lower than the prevailing market rate for IRB 5 carbon black.

     A market price for TRTM carbon black remains to be established, but preliminary indications are that a price of ten cents to fifteen cents per pound should be maintainable. The Registrant and its licensees are working together to develop methods to enhance the quality of the carbon black. To date, there have been limited improvements in the quality, but the Registrant believes that the correct process to enhance the product will be developed.

     At one hundred ton capacity, the TRTM tire recycling plant is capable of recovering 50,000 pounds of carbon black per day.

Steel:

     Scrap steel can be used in a variety of applications, and there is a large and very active market for such steel. The steel recovered from a scrap tire is comprised of woven steel threads. Thus, this steel is more easily recycled by a recycler of steel and consequently generates a higher market price than solid scrap steel pieces.

     In general, 10 percent of the weight of a tire is steel, assuming it is a steel belted tire. At full capacity, the TRTM tire recycling plant should recover twelve to fifteen tons of steel per day. The market price for such steel varies, but during fiscal 1999, generally priced in a range between $80 and $100 per ton.

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

     With respect to recycling, the only technology at all comparable to that developed by the Registrant is pyrolysis. Such pyrolytic facilities as currently exist in Japan and Germany, however, rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTM process as demonstrated at its Bradley, Oklahoma plant. Because the TRTM process operates efficiently at temperatures of approximately 450 degrees Fahrenheit the oil and carbon black recovered through the TRTM process undergo minimal degradation and have correspondingly higher market value than pyrolytic byproducts.

     The Registrant does not know of any other uses for the tires that might compete with its business, however, continual research into the problem of waste tires is continuing throughout the world and it should be anticipated that new and novel approaches to a solution to the problem will, from time to time, be put forward.

Marketing Arrangements.
-----------------------

     As previously reported, as a result of a series of transaction that occurred in the early 1990's, a former marketer claimed to have contacted approximately 67 corporations located world wide, Management does not believe those contacts were made. Upon cancellation of that marketing arrangement, the Registrant agreed that if any sale of a plant to be constructed within the United States is made to any of those corporation that were actually contacted, the Company will pay the former marketer a fee for such sale.

     Subsequently, the Registrant entered into a new marketing agreement with a corporation organized under the laws of Korea named Dowon Company, Ltd. (Dowon). Under the agreement with Dowon, Dowon has the exclusive marketing and manufacturing rights on the continent of Asia, with the exception of the Asiatic portions of the Commonwealth of Independent States. The Registrant believes that because of Dowon's location and business contacts in Asia it will be able to effectively develop and implement a marketing strategy for the Registrant's tire recycling plants in all of the areas covered by the agreement. Dowon sold a TRTM plant to a Taiwanese group and the construction of that plant was completed during the past fiscal year. Dowan has purchased certain technology relating to the activation of carbon black, thereby enhancing that by-product and the Registrant has agreed that in exchange for its ability to use that technology on a world wide basis in its other plants, it waived any license fee and waived any royalty payments until the plant is in full operation, which is expected to occur in approximately two years. When the plant is in full operation, the Registrant will, during the subsequent two years, be paid a royalty of 3.25% of all products produced by the plant. After that initial two years, the royalty will increase to 5%.

     Management estimates that there is a market for approximately one hundred TRTM tire recycling plants in the United States alone. This estimate is based on demographic to scrap tire stockpile ratios indicating approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people will generate sufficient scrap tires to sustain the operations of a TRTM recycling machine.

     Preliminarily, marketing efforts in the United States have been focused on the larger population centers. Management believes that because of the current policies of providing incentives and inducements to promote recycling, market conditions for its technology should continue to improve.

TRTM Plastics Technologies.
---------------------------

     The Registrant, with the assistance and through an arrangement with and under the direction of Adherent Technologies, Inc., a company owned by Dr. Ronald E. Allred, is currently working on the initial development efforts toward creating a low-temperature catalytic conversion process for reclaiming waste plastics, scrap electronics, and other organic materials. It is believed by Management that the Registrant has developed a new unique process that will allow efficient and economical reclamation of many types of waste plastics by turning them into valuable fuels and chemical products. Initial testing has been extremely encouraging and Adherent Technologies' research has been funded by grants and contracts from the United States Air Force and Navy , the Defense Department's Advanced Research Projects Agency and by the National Science Foundation and the Department of Energy. The effort to develop this new technology is in its formative stages and has not yet been commercialized.

     All developments relating to the technology belong to the Registrant and the Registrant is not obligated by contract or otherwise to reimburse any research and development expenses incurred by Adherent Technologies. The Registrant believes that this technology is now ready for commercialization.

Other Developments.
-------------------

     The Registrant and AbTech, LLC, of Phoenix, Arizona, have executed an agreement through which AbTech, LLC has acquired the exclusive right to use the Registrant's plastics recycling process for the recovery of oil and hydrocarbon chemicals from polymer wafers that AbTech, LLC manufactures. The AbTech, LLC product is unique and the only known effective technique for rapid clean up and full recovery of petroleum spills. At the present time, the only way that the wafers can be disposed of is as hazardous waste. The Registrant and AbTech, LLC believe that the Registrant's tertiary recycling technology is a method through which the oil and hydrocarbons contained in the wafers may be recovered. There has been no further development of this effort during the past fiscal year.

     Management has recently begun looking at the feasibility of establishing recycling centers wherein the full range of the Registrant's technology could be applied to a variety of items, including tires, plastics, and electronics. Management has discussed this possibility with certain stockpiles of recyclable products and the discussion relating to this proposal is being pursued. The cost estimate for the construction of such a center is $50,000,000 to $75,000,000, depending upon many factors. To accomplish such an undertaking Management believes that it may be necessary to create a new corporation in which all interested parties will be owners and then to seek the required financing from public and/or private sources. At the present, this concept is so preliminary that Management is not able to predict whether or not it has sufficient merit to warrant going forward.

Employees.
----------

     The Registrant has three full time employees, each of whom is presently paid at the rate of $3,000 per month.

ITEM 2: DESCRIPTION OF PROPERTIES

     The Registrant has the exclusive right to use the technology incorporated into its TRTM plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, the Registrant owns its research and development facility now located in Oklahoma which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.

     The Registrant leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, N.E., Albuquerque, New Mexico 87107 at a month to month rent of $1,025. The facility has moved to Albuquerque, New Mexico. The Registrant's Management believes that the executive offices now leased by it will be adequate for the Registrant's business for the near future.

ITEM 3: LEGAL PROCEEDINGS

     At the date of this report there are no known legal proceedings pending, or judgment against the Registrant or against any director or officer of the Registrant in their capacity as such.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1999.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended July 31, 1999 entitled "Market Price and Dividends on the Company's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Annual report to Shareholders for the fiscal year ended July 31, 1999 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7: FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1999 which is attached as an exhibit to this report.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the items in the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10: EXECUTIVE COMPENSATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1999 Annual meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."



ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders as of and for each of the two years in the period ended July 31, 1999:
              Report of Independent Certified Public Accountants
              Balance Sheet
              Statement of Operations
              Statement of Stockholders' Equity
              Statement of Cash Flows
              Notes to Consolidated Financial Statements

Exhibits:

The following exhibits are incorporated herein by reference to the Registrant's Form 10-SB, File no. 0-25024

     Exhibit
     Number                    Title
     ------                    -----

     3.        Articles of Incorporation and By-laws.
               --------------------------------------

                      (i) Articles of Incorporation:
                                Articles of Incorporation dated July 14, 1954. Articles of Amendment to Articles of Incorporation dated October 2, 1986.
                      (ii) By-laws currently in effect.

    10.       Material Contracts.
              -------------------

              Consulting  Agreement dated September 15, 1992, the Registrant and
                 Ronald E. Allred.
              Purchase and Nonexclusive  Licensing Agreement dated June 9, 1993, between the Registrants and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
              Technical  License  Agreement  dated July 23,  1993,  between  the
                 Registrant and Hannam Co., Ltd.
              Technical  License  Agreement  dated July 23, 1993, the Registrant and Dong Kook Steel Material Co., Ltd.
              Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation.
              Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.

The following  exhibit is  incorporated  herein by  reference to the Registrants
    Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.


              Option  agreement  between the  Registrant  and Joseph Henry dated
                 September 19, 1995.

The following exhibits are incorporated by reference to the Registrant's  Annual
    Report on Form 10-KSB for the fiscal year ended July 31, 1996:

              License  Agreement  as  amended  dated  February  16,  1996,  with
                 Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.
              Marketing and License  Agreement  dated March 19,1996,  with Dowan
                 Company, Ltd., relating to Asia.
              Agreement  dated  April  25,  1996,  with  SKODA  Klatovy  S.P.D., relating to the construction of a TRTM recycling plant in Austria.
              Addendum to SKODA Klotovy S.P.D. Agreement dated April 25, 1996. Irrevocable Option Agreement with Abtech Industries, LLC, dated
                 June 10, 1996.
              Option agreement between the Registrant, Adherent Technologies and
                 Fiberite, Inc. dated September 4, 1996.
              Promissory Note dated September 24, 1996.

No Exhibits are filed with this Annual Report. on Form 10-KSB.

13. Annual Report to Shareholders for the Fiscal year ended July 31, 1999.

21. Subsidiaries of the Small Business Issuer.

              The Registrant has no subsidiaries

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

TITAN TECHNOLOGIES, INC.

By Ronald L. Wilder
   --------------------------------
   Ronald L. Wilder, President, Chief Executive Officer,
   Chief Operating Officer,  and Director

By Ronald L. Wilder
   --------------------------------
   Ronald L. Wilder, Acting Secretary

Date:  October 20,  1999

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By Ronald L. Wilder
   -------------------------------
   Ronald L. Wilder, Director


Date: October 20, 1999


By Dr. Donald E. Allred
   -------------------------------
   Dr. Ronald E. Allred, Director
   Date: October 20, 1999


By Dr. Jelle deBoer
   -------------------------------
   Dr. Dr. Jelle  deBoer, Director
   Date: October 20, 1999