Form 10QSB
period 1999-10-31
TITAN TECHNOLOGIES INC
filed 1999-12-09
CIK 932144

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

     For quarterly period ended October 31, 1999

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

Yes [X]  No [ ]

     The number of shares of the registrant's common stock outstanding as of December 3, 1999 was:

           No Par Value Common              30,265,411


Transitional Small Business Format: Yes [ ]  No [X]


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 1999
                                    UNAUDITED
ASSETS

   Current Assets
     Cash ..................................................        $    70,218

   Property and Equipment, at cost
     Furniture and fixtures ................................              5,407
     Machinery .............................................              7,706
                                                                    -----------
                                                                         13,113
     Less accumulated depreciation .........................              8,284
                                                                    -----------
          Net property and equipment .......................              4,829

   Other Assets
     Accounts receivable - stockholder .....................                609
                                                                    -----------

                                                                    $    75,656
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
     Accounts payable ......................................        $     8,677
     Other accrued liabilities .............................              2,754
                                                                    -----------
          Total Current Liabilities ........................             11,431


   Stockholders' Equity
     Common stock - no par value; authorized,
     50,000,000 shares; issued and
     outstanding, 29,200,411 shares ........................          1,926,868
     Accumulated deficit ...................................         (1,862,643)
                                                                    -----------
                                                                         64,225
                                                                    -----------

                                                                    $    75,656
                                                                    ===========

The Accompanying Notes Are An Integral Part of These Fianacial Statements


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                   For the Three Months Ended October 31, 1999
                                    UNAUDITED


                                                       1999            1998
                                                   ------------    ------------
REVENUES

   Other income ................................   $      9,970    $        865
                                                   ------------    ------------
                                                          9,970             865

COSTS AND EXPENSES

   General and administrative ..................         55,596          71,703
   Outside services ............................            150             834
   Depreciation and amortization ...............            441             644
   Interest ....................................           --             3,361
                                                   ------------    ------------
                                                         56,187          76,542
                                                   ------------    ------------

   Loss before income taxes ....................        (46,217)        (75,677)

   Provision for income taxes ..................           --              --
                                                   ------------    ------------
   Net loss ....................................   $    (46,217)   $    (75,677)
                                                   ============    ============
   Weighted average common shares
     outstanding, basic and diluted (Note 2) ...     28,555,964      23,978,400
                                                   ============    ============

   Basic and diluted (loss) per common share ...   $       0.00    $       0.00
                                                   ============    ============

The Accompanying Notes Are An Integral Part of These Fianacial Statements


                     Titan Technologies, Inc.
                     STATEMENTS OF CASH FLOWS
               For the Three Months Ended October
UNAUDITED
                                                        1999         1998
Cash flows from operating activities
   Other receipts ..................................    $   9,970     $    --
   Interest received ...............................         --             865
   Cash paid for suppliers and subcontractors ......      (54,033)      (96,875)
   Interest paid ...................................         --          (3,361)
                                                        ---------     ---------
   Net cash used in operating activities ...........      (44,063)      (99,371)

Cash flows from investing activities ...............         --            --

Cash flows from financing activities
   Proceeds from sale of common stock ..............      107,400       218,500
                                                        ---------     ---------

   Net increase in cash ............................       63,337       119,129

   Cash at beginning of year .......................        6,881        45,427
                                                        ---------     ---------

   Cash at end of period ...........................    $  70,218     $ 164,556
                                                        =========     =========
Reconciliation of Net Loss to Net Cash Used in
   Operating Activities
   Net  loss .......................................    $ (46,217)    $ (75,677)
   Adjustments
   Depreciation and amortization ...................          441           644
   Changes in assets and liabilities
   Decrease in prepaid expenses ....................        5,555          --
   Increase in accounts payable ....................        5,615         2,323
   Increase in interest payable ....................         --           3,361
   Increase (decrease) in accrued liabilities ......       (1,823)        5,628
   Decrease in stockholders payables ...............       (7,634)      (35,650)
                                                        ---------     ---------
   Net cash used in operating activities ...........    $ (44,063)    $ (99,371)
                                                        =========     =========

Noncash investing and financing activities:
   During fiscal 1999 the Company exchanged 2,500,000 shares of common stock in settlement of debt and accrued interest to a stockholder which had a book value at the time of the exchange of $140,225.

The Accompanying Notes Are An Integral Part of These Fianacial Statements


                            Titan Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Nine Months Ended April 30, 1999

1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at October 31, 1999, and the statements of operations for the three months ended October 31, 1999 and 1998 and statements of cash flows for the three months ended October 31, 1999 and 1998 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1999. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of operating results for the full year.

2)  ISSUANCE OF COMMON STOCK

On October 20, 1998 the Company exchanged 2,500,000 shares of common stock in settlement of debt and accrued interest which had a book value at the time of the exchanger of $140,225.

During the three months ended October 31, 1998 the Company sold 2,185,000 shares of common stock for which it received $218,500.

During the three months ended October 31, 1999 the Company sold 1,080,000 shares of common stock for which it received $107,400.

3)  LOSS PER SHARE

Loss per common share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share are the same because the inclusion of options to purchase additional shares of stock are antidilutive.

4) MANAGEMENT'S PLANS FOR OPERATIONS

The Company has experienced significant losses from operations in recent years and the Company has used rather than provided cash in its operations.

The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing or obtain capital from other sources and to attain profitable operations. The financial statements to not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary to should the Company be unable to continue in existence.

Management has taken the following steps to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

Improve marketing efforts for recycling plants and bring plastics technology to a marketable product.

Reduce operating and administrative expenses, and issue stock and notes payable where possible.

Defer officer salaries if required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the three months ended October 31, 1999, the Company had no licensing revenue. During the year ended July 31, 1996 the Company granted tire recycling license rights for Europe, Australia, New Zealand and South Africa to a company. The agreement requires the payment of license fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at October 31, 1999.

Marketing agreements with current marketers for North American and Asian rights require, among other things the marketers to sell certain numbers of plants per year, and require payment to the Company, by the owner of the plant of a 7.5% royalty on the net sales of by-products. Unless other arrangements are negotiated, the plants will be constructed by the Company and sold to the marketer at cost of the plant, plus a one-third markup on plant and installation cost.

As a result of activities by management general and administrative expenses decreased $16,107 to $55,596 and outside services decreased $684 to $150 for the three months ended October 31, 1999 compared to the three months ended October 31, 1999.

Financial Condition
-------------------

The Company's liquidity increased in the three months ended October 31, 1999 cash increased by $63,337 since July 31, 1999. Operations used $44,603 compared to the same period of the prior year in which operations used $99,371.

Year 2000 Issue
---------------

Many existing computer programs use only two digits to identify a year in the date field (i.e.12/31/99). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

The Company has addressed the Year 2000 Issue relating to its business, its operations (including operating systems) and its relationship with its suppliers and other constituents. All computer software used to process the company's financial, accounting and reporting information are presently compliant. In this issue. The Company has no significant electronic interaction with its customers, suppliers, creditors or financial service organizations. Management does not expect that the Year 2000 Issue, or the cost of addressing it will have a material impact on its business, operations or financial condition. However, management intends to review, on an ongoing basis, whether there are any changes in anticipated costs, problems or uncertainties with the Year 2000 Issue.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.

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

     TITAN TECHNOLOGIES, INC.


December 5, 1999      Ronald L. Wilder
                      ---------------------------------------------------------
                      Ronald L. Wilder, President, Chief Executive Officer,
                      Chief Financial Officer and Chief Accounting Officer.