Form 10QSB
period 2000-01-31
TITAN TECHNOLOGIES INC
filed 2000-03-15
CIK 932144

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

     For quarterly period ended January 31, 2000

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

Yes [ X ]  No [   ]

     The number of shares of the registrant's common stock outstanding as of February 20, 2000 was:

           No Par Value Common              30,283,411


Transitional Small Business Format:  Yes [   ] No [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2000
                                    UNAUDITED

ASSETS

   Current Assets

     Cash ..................................................        $    86,243

   Property and Equipment, at cost

     Furniture and fixtures ................................              5,407
     Machinery .............................................              7,706
                                                                    -----------
                                                                         13,113
     Less accumulated depreciation .........................              8,722
                                                                    -----------
          Net property and equipment .......................              4,391

   Other Assets

     Accounts receivable - stockholder .....................                609
                                                                    -----------

                                                                    $    91,243
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities

     Accounts payable ......................................        $     1,077
     Other accrued liabilities .............................              3,312
                                                                    -----------
          Total Current Liabilities ........................              4,389


   Stockholders' Equity

     Common stock - no par value; authorized,
     50,000,000 shares; issued and
     outstanding, 30,283,411 shares ........................          2,029,568
     Accumulated deficit ...................................         (1,942,714)
                                                                    -----------
                                                                         86,854
                                                                    -----------

                                                                    $    91,243
                                                                    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For the Three Months Ended January 31
                                    UNAUDITED

                                                       2000            1999
                                                   ------------    ------------

REVENUES

   Other income ................................   $      8,810    $     17,054
                                                   ------------    ------------
                                                          8,810          17,054

COSTS AND EXPENSES

   General and administrative ..................         70,443          74,956
   Outside services ............................         18,000           2,129
   Depreciation and amortization ...............            438             644
                                                   ------------    ------------
                                                         88,881          77,729
                                                   ------------    ------------

   Loss before income taxes ....................        (80,071)        (60,675)

   Provision for income taxes ..................           --              --
                                                   ------------    ------------
   Net loss ....................................   $    (80,071)   $    (60,675)
                                                   ============    ============
   Weighted average common shares
     outstanding, basic and diluted (Note 2) ...     30,194,563      26,780,411
                                                   ============    ============

   Basic and diluted (loss) per common share ...   $       0.00    $       0.00
                                                   ============    ============

   The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For the Six Months Ended January 31
                                    UNAUDITED

                                                       2000            1999
                                                   ------------    ------------

REVENUES

   Other income ................................   $     18,780    $     17,919
                                                   ------------    ------------
                                                         18,780          17,919

COSTS AND EXPENSES

   General and administrative ..................        126,039         146,659
   Outside services ............................         18,150           2,963
   Depreciation and amortization ...............            879           1,288
   Interest ....................................           --             3,361
                                                   ------------    ------------
                                                        145,068         154,271
                                                   ------------    ------------

   Loss before income taxes ....................       (126,288)       (136,352)

   Provision for income taxes ..................           --              --
                                                   ------------    ------------
   Net loss ....................................   $   (126,288)   $   (136,352)
                                                   ============    ============

   Weighted average common shares
     outstanding, basic and diluted (Note 2) ...     29,373,628      25,541,906
                                                   ============    ============

   Basic and diluted (loss) per common share ...   $       0.00    $      (0.01)
                                                   ============    ============

   The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Six Months Ended January 31
                                    UNAUDITED

                                                           2000          1999
                                                        ---------     ---------

Cash flows from operating activities
   Other receipts ..................................    $  18,780     $  15,460
   Interest received ...............................         --           2,459
   Cash paid for suppliers and subcontractors ......     (149,518)     (179,538)
   Interest paid ...................................         --          (3,361)
                                                        ---------     ---------
   Net cash used in operating activities ...........     (130,738)     (164,980)

Cash flows from investing activities
   Additions to notes receivable ...................         --         (25,366)
Cash flows from financing activities
   Proceeds from sale of common stock ..............      210,100       218,500
                                                        ---------     ---------

   Net increase in cash ............................       79,362        28,154

   Cash at beginning of year .......................        6,881        45,427
                                                        ---------     ---------

   Cash at end of period ...........................    $  86,243     $  73,581
                                                        =========     =========

Reconciliation of Net Loss to Net Cash Used in
   Operating Activities

   Net  loss .......................................    $(126,288)    $(136,352)
   Adjustments
   Depreciation and amortization ...................          879         1,288
   Changes in assets and liabilities
   Decrease in prepaid expenses ....................        5,555          --
   (Increase) decrease in accounts payable .........       (9,619)        1,836
   Increase in interest payable ....................         --           3,361
   Increase (decrease) in accrued liabilities ......       (1,265)          537
   Decrease in stockholders payables ...............         --         (35,650)
                                                        ---------     ---------

   Net cash used in operating activities ...........    $(130,738)    $(164,980)
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

   The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended January 31, 2000

1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at January 31, 2000, and the statements of operations for the three months and six months ended January 31, 2000 and 1999 and statements of cash flows for the six months ended January 31, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1999. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of operating results for the full year.

2)  ISSUANCE OF COMMON STOCK

During the three months ended October 31, 1999 the Company sold 1,080,000 shares of common stock for which it received $107,400.

During the three months ended January 31, 2000 the Company sold 1,083,000 shares of common stock for which it received $102,700.

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

The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing or obtain capital from other sources and to attain profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

   Improvement of marketing efforts for recycling development of plants and plastics recycling technology as a marketable product.

   Reduce operating and administrative expenses, and issue stock and notes payable where possible.

   Defer payment of officer salaries if required.

Management believes that these steps will allow the Registrant to continue as a going concern in the immediate future, together with results of on going efforts to raise working capital through licensing of agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the Registrants business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------

During the six months ended January 31, 2000, the Company had no licensing revenue. No plants are scheduled for construction at January 31, 2000.

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

As a result of activities by management general and administrative expenses decreased $4,513 to $70,433 and outside services increased $15,871 to $18,000 for the three months ended January 31, 2000 compared to the three months ended January 31, 1999. General and administrative expenses decreased $20,620 to $126,039 and outside services increased $15,187 to $18,150 for the six months ended January 31, 2000 compared to the six months ended January 31, 1999.

Financial Condition
-------------------

The Company's liquidity increased in the six months ended January 31, 2000 as cash increased by $79,362 since July 31, 1999. Operations used $130,738 compared to the same period of the prior year in which operations used $164,980.

Year 2000 Issue
---------------

The Company has not experienced any problems with the year 2000 issue but will continue monitoring its operating systems and its relationship with suppliers and other constiuents.


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

NONE

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on December 17, 1999 the following individuals were elected to serve as directors of the Registrant by the votes set forth opposite their respective names:

                            For             Withheld

     Ronald L. Wilder    15,671,160          20,000
     Ronald E. Allred    15,671,160          20,000
     Jelle DeBoer        15,671,160          20,000

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

     TITAN TECHNOLOGIES, INC.


February 20, 2000     Ronald L. Wilder
                      -----------------------------------------------------
                      Ronald L. Wilder, President, Chief Executive Officer,
                      Chief Financial Officer and Chief Accounting Officer.