Form 10QSB
period 2000-04-30
TITAN TECHNOLOGIES INC
filed 2000-06-06
CIK 932144

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

         For quarterly period ended       April 30, 2000
                                          --------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the transition period from                   to
                                        -----------------    ----------------
         Commission File Number: 0-25024
                                 --------------------------------------------

                            TITAN TECHNOLOGIES, INC.
                            ------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                NEW MEXICO                           85-0388759
    --------------------------------            -------------------
    (State or other  jurisdiction of              (IRS Employer
    incorporation  or  organization)            Identification No.)

                 3206 Candelaria Road NE. Albuquerque, NM 87107
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (505) 884-0272
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No  [   ]

         The number of shares of the registrant's common stock outstanding as of May 19, 2000 was:

                   No Par Value Common              32,736,561


Transitional Small Business Format: Yes  [   ]         No  [ X ]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2000
                                    UNAUDITED

ASSETS

      Current Assets

         Cash ...............................................       $   234,951

      Property and Equipment, at cost

         Furniture and fixtures .............................             5,407
         Machinery ..........................................             7,706
                                                                    -----------
                                                                         13,113

         Less accumulated depreciation ......................             9,160
                                                                    -----------
                  Net property and equipment ................             3,953

      Other Assets

         Accounts receivable - stockholder ..................               609
                                                                    -----------

                                                                    $   239,513
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities

         Accounts payable ...................................       $     1,095
         Other accrued liabilities ..........................               792
                                                                    -----------
Total Current Liabilities ...................................             1,887


      Stockholders' Equity

         Common stock - no par value; authorized,
         50,000,000 shares; issued and
         outstanding, 32,736,561 shares .....................         2,247,932
         Accumulated deficit ................................        (2,010,306)
                                                                    -----------
                                                                        237,626
                                                                    -----------
                                                                    $   239,513
                                                                    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For the Three Months Ended April 30
                                    UNAUDITED

                                                       2000            1999
                                                   ------------    ------------
REVENUES

   Other income ................................   $      8,615    $     18,595
                                                   ------------    ------------
                                                          8,615          18,595

COSTS AND EXPENSES

   General and administrative ..................         57,770          63,248
   Outside services ............................         18,000           1,115
   Depreciation and amortization ...............            438             644
                                                   ------------    ------------
                                                         76,208          65,007
                                                   ------------    ------------

   Loss before income taxes ....................        (67,593)        (46,412)

   Provision for income taxes ..................           --              --
                                                   ------------    ------------
   Net loss ....................................   $    (67,593)   $    (46,412)
                                                   ============    ============

   Weighted average common shares
     outstanding, basic and diluted (Note 2) ...     31,107,172      26,780,411
                                                   ============    ============

   Basic and diluted (loss) per common share ...   $       0.00    $       0.00
                                                   ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For the Nine Months Ended April 30
                                    UNAUDITED

                                                       2000            1999
                                                   ------------    ------------
REVENUES

   Other income ................................   $     27,395    $     36,514
                                                   ------------    ------------
                                                         27,395          36,514

COSTS AND EXPENSES

   General and administrative ..................        183,809         209,907
   Outside services ............................         36,150           4,078
   Depreciation and amortization ...............          1,317           1,932
   Interest ....................................           --             3,361
                                                   ------------    ------------
                                                        221,276         219,278
                                                   ------------    ------------

   Loss before income taxes ....................       (193,881)       (182,764)
   Provision for income taxes ..................           --              --
                                                   ------------    ------------
   Net loss ....................................   $   (193,881)   $   (182,764)
                                                   ============    ============
   Weighted average common shares
     outstanding, basic and diluted (Note 2) ...     29,949,717      25,945,667
                                                   ============    ============

   Basic and diluted (loss) per common share ...   $      (0.01)   $      (0.01)
                                                   ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                    UNAUDITED

                                                          2000          1999
                                                        ---------     ---------
Cash flows from operating activities
    Other receipts .................................    $  27,395     $  33,245
    Interest received ..............................         --           3,269
    Cash paid for suppliers and subcontractors .....     (227,789)     (244,283)
    Interest paid ..................................         --          (3,361)
                                                        ---------     ---------
    Net cash used in operating activities ..........     (200,394)     (211,130)

Cash flows from investing activities
    Additions to notes receivable ..................         --         (25,732)
Cash flows from financing activities
    Proceeds from sale of common stock .............      428,464       218,500
                                                        ---------     ---------

    Net increase (decrease) in cash ................      228,070       (18,362)

    Cash at beginning of year ......................       6, 881        45,427
                                                        ---------     ---------

    Cash at end of period ..........................    $ 234,951     $  27,065
                                                        =========     =========
Reconciliation of Net Loss to Net Cash Used in
    Operating Activities
    Net  loss ......................................    $(193,881)    $(182,764)
    Adjustments
    Depreciation and amortization ..................        1,317         1,932
    Changes in assets and liabilities
    Decrease in prepaid expenses ...................        5,555          --
    (Increase) decrease in accounts payable ........       (9,600)        1,761
    Increase in interest payable ...................         --           3,361
    Increase (decrease) in accrued liabilities .....       (3,785)          230
    Decrease in stockholders payables ..............         --         (35,650)
                                                        ---------     ---------
    Net cash used in operating activities ..........    $(200,394)    $(211,130)
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

      During the nine months ended April 30, 1999 stock was issued in exchange for notes payable and accrued interest totaling $140, 224.

    The Accompanying Notes Are An Integral Part of These Financial Statements

                            Titan Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
            For the Three Months and Nine Months Ended April 30, 2000

1) BASIS OF PRESENTATION

The balance sheet at April 30, 2000, and the statements of operations for the three months and nine months ended April 30, 2000 and 1999 and statements of cash flows for the nine months ended April 30, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 1999. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of operating results for the full year.

2)  ISSUANCE OF COMMON STOCK

During the nine months ended April 30, 1999 the Company sold 2,185,000 shares of common stock for which it received $218,500.

During the three months ended October 31, 1999 the Company sold 1,080,000 shares of common stock for which it received $107,400.

During the three months ended January 31, 2000 the Company sold 1,083,000 shares of common stock for which it received $102,700.

During the three months ended April 30, 2000 the Company sold 2,453,150 shares of common stock for which it received $218,364.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the nine months ended April 30, 2000, the Company had no licensing revenue. No plants are scheduled for construction at April 30, 2000.

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

As a result of activities by management general and administrative expenses decreased $5,478 to $57,770 and outside services increased $16,885 to $18,000 for the three months ended April 30, 2000 compared the three months ended April
30. General and administrative expenses decreased $26,098 to $183,809 and outside services increased $32,072 to $36,150 for the nine months ended April 30, 2000 compared to the nine months ended April 30, 1999.

Financial Condition
-------------------

The Company's liquidity increased in the nine months ended April 30, 2000 as cash increased by $228,070 since July 31, 1999. Operations used $200,394 compared to the same period of the prior year in which operations used $211,130.

Year 2000 Issue
---------------

The Company has not experienced any problems with the Year 2000 Issue but will continue monitoring its operating systems and its relationship with suppliers and other constituents.

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

NONE

ITEM 3.  DEFAULTS IN SENIOR SECURITIES
NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on December 17, 1999 the following individuals were elected to serve as directors of the Registrant by the votes set forth opposite their respective names:

                                               For                     Withheld
         Ronald L. Wilder                   15,671,160                  20,000
         Ronald E. Allred                   15,671,160                  20.000
         Jelle DeBoer                       15,671,160                  20,000

ITEM 5.  OTHER INFORMATION

The Company's by-laws had not been reviewed or amended since the Company was originally incorporated. The board of directors met on May 31, 2000 and agreed that the Company's by-laws be replaced in their entirety by the by-laws reviewed by the directors.

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

         TITAN TECHNOLOGIES, INC.


May 19, 2000  Ronald L. Wilder
              -----------------------------------------------------------
              Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.