Form 10KSB
period 2000-07-31
TITAN TECHNOLOGIES INC
filed 2000-10-24
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-25024

                            TITAN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

              New Mexico                                   85-0388759
          ----------------                            ---------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $32,585.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 20, 2000: $6,011,545.

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 20, 2000, was: 33,786,561 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

     Part II - Items 5(c), 6, 7, - Registrant's Annual Report for the fiscal year ended July 31, 2000.

     PartIII - Items 9,  10,  11,  and 12 -  Registrant's  Definitive  Proxy
               Statement for the Annual Meeting of Shareholders to be held on December 15, 2000.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

TITAN TECHNOLOGIES, INC.

ANNUAL REPORT TO SHAREHOLDERS
FOR THE FISCAL YEAR ENDED JULY 31, 2000

TITAN TECHNOLOGIES, INCORPORATED

Unless otherwise indicated, "the Company" and "Titan" are used in this report to refer to the business of Titan Technologies, Incorporated.

TITAN'S BUSINESS

Summary

Titan Technologies, Incorporated was incorporated under the laws of New Mexico on July 14, 1954. In its early years, the Company was involved in the uranium industry under the original name of Titan Uranium Corporation. The corporate name was changed in 1986 when Titan began to seek business opportunities in other industries. In recent years, Titan has focused its efforts on several recycling technologies, particularly in the area of tires, electronic scrap and certain components of salvaged automobiles. Titan believes it has reached an advanced stage of development of its tire recycling technology, which has now been used in three plants, which have been built and operated in the Far East (South Korea and Taiwan).

Historically, much of Titan's business was performed through Tire Recycling Technologies Corporation ("TRTC"), formerly a wholly owned subsidiary which was merged into Titan during 1999. TRTC was directly involved in licensing the Company's proprietary technology, as well as construction of two plants in South Korea. Both Korean plants have been shut down because of the economic downturn in the South Korean economy and the insolvency of the owners, which was not related to operation of the plants. The Company has been informally advised that these plants would probably resume operations under different ownership, but the change of ownership did not occur during the year. A third plant utilizing the Company's tire recycling technology has now been in operation in Taiwan for nearly two years by Forest All Industry Corporation. Although there has been some difficulty in obtaining English translations of the operating results and product information for Korean plants and the Taiwan plant, Forest All has assured the Company that translated operating results and product information will be furnished in the near future.

As described below, recycling of tires using the Titan technology results in production of oil (similar in quality to fuel oil), scrap steel and carbon black. Forest All reports that it has been easily able to market the oil and carbon black into Asian markets and that it is stockpiling the scrap steel (a minor part of production) for future disposal. Forest All has also advised the Company that pilot plant research has successfully produced activated carbon from the carbon black and that Forest All plans to implement commercial production of activated carbon within the next few months, which is expected to significantly improve the financial results of operation. The Company has not yet received any written information concerning these results or plans but has been assured by Forest All that such information will be forthcoming. See "Products and Marketing" below.

During the last quarter of the fiscal year, Titan representatives visited the Forest All plant in Taiwan with the objective of establishing a new tire recycling plant in the United States (or other parts of the world) pursuant to a joint venture between the parties. On June 27, 2000, Titan and Forest All entered into a non-binding Letter of Intent to accomplish this objective, but there can be no assurance that it will result in construction of a new plant in the United States or elsewhere.

On the basis of the plant visit and subsequent discussions between the parties, Titan believes that the Forest All operations to date have established the commercial viability of the Company's tire recycling technology even though Forest All modified the original plant design to accommodate geotechnical restrictions imposed on construction by governmental authorities. In this regard, Titan also believes that plant throughput can be improved and operations simplified in a new plant by staying with original design specifications. Titan and Forest All are also in general agreement as to several modifications, which they believe can improve, plant efficiency and throughput in a new plant.

In December 1999, Titan also completed a new agreement with Skoda Klatovy s.r.o. ("Skoda"), a company in the Czech Republic, which is a wholly owned subsidiary of a major Czech manufacturing, company. Titan has been working with Skoda for more than 4 years on a project to build a tire recycling plant in Europe using the Company's tire recycling technology and Skoda's expertise in civil engineering and in construction and commissioning of industrial furnaces and accessory equipment, including its willingness to guarantee mechanical performance of a plant The agreement contemplated that Skoda would be able to procure a customer for the first plant, including financing for the plant and payment of an up-front licensing fee to the Company. Thereafter, Titan and Skoda would undertake a joint venture to market and build additional plants in Europe, with provisions for expanding the venture on a worldwide basis (subject to certain exclusions) after successful operation of the initial plant.

To date, Skoda has been unable to procure a customer for the initial plant but has completed preliminary engineering and some of the detailed engineering for an initial plant in conformity with standards of the European Economic Community. Skoda has advised Titan than its inability to date to procure a customer has been primarily to due to reluctance of parties to finance the plant without market guarantees for products, primarily carbon black. (See discussion of "Products and Marketing" below) The agreement terminates on December 31, 2000 if Skoda has not been able to procure a binding commitment from a customer for a plant on or before such date. Even if the agreement terminates, however, the Company plans to remain in discussions with Skoda pending developments in marketing of carbon products.

Titan continues its excellent working relationship with Adherent Technologies, Inc. ("Adherent"), a research and development laboratory in Albuquerque which has provided the Company with major assistance in developing its technologies and product analysis. The President and principal shareholder of Adherent, Dr. Ronald E. Allred, is a director and shareholder of the Company. During the year the Company, Adherent and Dr. Allred executed a technical assistance agreement, the terms of which are discussed in the Company's fiscal 2000 proxy material under the heading "Certain Transactions." As a result of this agreement, Adherent and Dr. Allred will receive a substantial percentage of all future Company revenue that results primarily from advancements made to the technology by Adherent's research and development efforts.

Business Development

The  three  plants  in Asia have  been  constructed  as a result of a  marketing agreement entered into during 1993 between Titan and Dowon Company, Ltd. ("Dowon"), a South Korean company affiliated with Dong Kook Steel Material Company, Ltd. Pursuant to this agreement, the Company's tire recycling technology was exclusively licensed to Dowon for use in Asia, except for certain Asiatic portions of the Commonwealth of Independent States. In order to encourage construction of plants and use of the TRTM technology, Titan informally waived royalty rights for the two Korean plants but is entitled to future production royalties from the Taiwan plant once it becomes fully operational. Titan expects that the royalties will be set at 3.25% of sales for the first two years of full operations and increase to 5% of sales thereafter. As described above, however, certain design modifications made by Forest All (out of necessity and without approval of the Company or Dowon) have impaired the ability of the plant to achieve rated capacity and the Company cannot predict when and if such royalties will in fact be paid.

The Company recently notified Dowon that it considers Dowon to be in continuous default of the terms of the marketing agreement and that Titan intended to cancel the agreement for all purposes. The default relates to the failure on the part of Dowon to furnish information to Titan on a quarterly basis as required by the agreement. As an alternative, Dowon has been offered the opportunity to continue to market plants in Asia on a non-exclusive basis, but it must market one plant each year in order for the agreement to continue in effect. At present, the Company cannot predict the outcome of these negotiations but does not believe resolution of the matter will materially affect development of its tire recycling technology in the United States and Europe.

Titan has provided engineering and design assistance to Dowon for construction of the plants and Titan has been reimbursed for its out-of-pocket costs and expenses, including salaries for the engineering personnel involved.

Management intends that all future plants constructed and operated pursuant to a license agreement, whether sold under a new arrangement with Dowon or otherwise, will result in payment to the Company of a production royalty equal to 7.5% of sales, plus a negotiated up-front fee per plant. However, in order to promote continued development of its tire recycling technology (and other technologies), Titan will retain the flexibility to modify these arrangements, as it deems necessary. Titan plans on remaining actively involved in construction and operation of future plants on a cost-plus basis in addition to receiving licensing fees. As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.

In addition to its tire recycling technology, Titan has been working closely with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic recovered from automobile salvage ("fluff"). Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap, and are planning to devote a significant effort to commercialization of the technology for recycling of these non-tire scrap and waste items.

Description of Technology

The first step in all of the Company's recycling technology involves shredding the feed waste using conventional equipment, which has been commercially proven in many applications.

The Titan technology utilizes pyrolysis (together with a proprietary catalyst) to recycle tires and other scrap material. Pyrolysis is a process, which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst. In the case of the Company's proprietary tire recycling technology, pyrolysis is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan's process is referred to as a "tertiary" process because it reduces the tire feed to its primary raw components, which consist of oil, steel and carbon black As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the pyrolysis process. The lower pyrolysis temperature allows recovery of these products in marketable form and is the key to success of plants using the technology. Titan also holds process patents covering the feed and discharge components of its system, which it believes, represent an advancement over conventional pyrolysis equipment. Although not trademarked, the Titan tire recycling technology is often referred to informally as "TRTM" technology.

In addition to its relatively low operating temperatures, the Company's technology is regarded as environmentally friendly. The TRTM process is a closed system and the only emissions are exhaust gases from clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfill. In fact, non-condensable gases recovered using TRTM technology provide the fuel to generate required process heat for pyrolysis.

The technology used to recover hydrocarbons, carbon and metals from electronic scrap and automobile fluff also utilizes pyrolysis to recover the hydrocarbons and carbon followed by other conventional processes to recover the metals.

Titan has also designed and built a fully operational mobile unit, which it has used for research and development on most plastics, oil recovery from oil soaked sand, the neutralization of poultry waste and other uses. Unlike laboratory testing, this unit has the capacity to test large volumes of material and, because it is mounted on a trailer, can be operated at any location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste.

Products and Marketing

Titan estimates that a single plant using TRTM technology at the rate of 100 tons of tires per day will produce on an annual basis:

          (1) approximately 80,000 barrels of oil (34 degree API);

          (2) approximately 3,300 tons of high quality scrap steel; and

          (3) approximately 8,000 tons of carbon black.

The supply of tires available for recycle is virtually unlimited in terms of plants processing 100 tons per day, and Titan believes that the commercial viability of its TRTM technology and the resulting products has been fully established through pilot plant operations and the three operating plants in Asia.

Oil

Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced using TRTM technology is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of "fuel" oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. As an example of the dynamics of this new source of energy, a stockpile of 165,000 tons of tires, not an uncommon number - about a 5-year supply for a single TRTM plant -- contains more than 400,000 barrels of recoverable oil. Similarly, more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 1 million barrels of recoverable oil per year.

Steel

The scrap steel recovered using TRTM technology is good quality carbon-steel used in manufacturing tires and is also readily marketable. Except for having been shredded, it is essentially the same steel wire, which was incorporated into the original manufacture of tires. Although the quantity recovered in a 100 ton per day plant is relatively minor, it nevertheless represents about $300,000 per year in revenue recovered at minimal cost.

Carbon Products

Titan, working with its licensees and others, will be closely involved in the effort to optimize the market for the third component of tire recycling, which is commonly referred to as "carbon black."

Conventional carbon black is produced through controlled burning of natural gas or oil (much like soot) and it relatively free of impurities. The largest use of carbon black (by a significant margin) is for manufacture of tires, although carbon black is also used extensively in production of ink, paint, shoe polish, plastics, moldings, gaskets and similar applications in which a black product is necessary or deemed desirable. Many different grades of carbon black are produced, depending upon the intended use, but virtually all conventionally produced carbon black is nearly ash-free.

The carbon black produced through TRTM pyrolysis consists of the various grades, which went into manufacture of the tire. Because of the very fine physical composition of the material, it is not realistically practicable to separate the product by grade. In addition, carbon black produced through pyrolysis contains varying amounts of ash attributable to other minor materials used in manufacturing the tire.

Because relatively pure carbon black has been in abundant supply at all grades (which determines price), there has been little incentive for carbon black consumers to investigate use of pyrolysis-produced carbon black with its impurities, since the product has not been commercially available in any event, at least in any significant quantities.

The successful experience of Forest All in marketing carbon black in certain Asian markets would seem to dictate a change in attitude on the part of carbon black consumers for certain applications, including low-speed tires. Moreover, it may well be possible to use TRTM carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM plant has been established in the United States or Europe, there will be ample demand for the product once consumers have had an opportunity to evaluate a steady and consistent supply of the product. In this regard, TRTM carbon black, as a relative by-product, can be produced much cheaper than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States. Nevertheless, Titan recognizes that the ability to market the carbon black (or a further refined carbon product) into U.S. and European markets will be a key factor in obtaining commitments for new plants in these geographical areas.

In order to enhance marketability of the carbon black which is produced through the TRTM process, Titan (and Forest All) have been working on process additions to pelletize the carbon black and convert it into activated carbon. Activated carbon is a product, which is extensively used in water purification and commands a significantly higher market price than the price for carbon black. The results of this work are particularly important to Titan because the carbon black recovered in the TRTM process is by far and away the largest portion of material produced through tire recycling. The Company is encouraged as a result of work conducted to date by its independent contractors and results reported by Forest All, which has advised Titan that it plans to start up its activated carbon circuit in the near future. The Company's own testing is being conducted on a bulk sample of carbon black produced by Forest All in Taiwan and is expected to be completed during November 2000 using commercially available equipment. Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed to process, this is more than offset by the much higher market price and the ability to obtain a secure market for product.

Once a plant is operating in the United States, Management is optimistic that plants using its process will ultimately be able to develop a sufficient share of the market for a number of carbon black applications in addition to sale of activated carbon. Titan is fully aware of the significance of being able to secure these markets and expects it will encounter strong resistance from existing producers of carbon black to protect their current markets. However, the Company believes that its costs of production will be less than those of current producers of the product and that it will have access to available markets for the product once consistent quality of its carbon has been established commercially. In addition, the Company and Adherent have already demonstrated at bench scale the technical ability to remove much of the ash impurities from the carbon black and are optimistic that further work will allow ash removal on a commercial scale, which would enhance product use in applications requiring higher product specifications.

Review of 2000

Asia

The fiscal year ended July 31, 2000 was a year of continued progress for the Company, particularly with respect to the operation of the plant in Taiwan, which has now been operating for nearly two years. The Taiwan plant has demonstrated the ability to operate on a continuous basis and is selling all of the plant's oil and carbon black as it is produced. Titan is awaiting receipt of English translations of operating results from the plant in order to analyze the day-to-day production runs and product quality. However, based upon visits to the plant and preliminary information furnished by the Forest All, the Company's management is confident that a TRTM plant is capable of operating at design capacity.

Titan enjoys an excellent relationship with its licensees and believes that the work performed at the Taiwan plant has been useful in establishing a wider range of operating parameters and capabilities for the TRTM technology. In this regard, the Taiwan plant incorporated modifications to the process design, which have further improved the overall technology, on the basis of observations made from operation of the Korean plants. Such improvements are part of normal commercial process development and the Company expects that further improvements will be made as additional plants are constructed and operated.

Europe

Fiscal 2000 continued the adverse impact of the failure Environmental Solutions Agency, Inc. ("ESA"), which had been licensed by Titan (and TRTC) to market the Company's technology in Europe and other arenas in the world market for tire recycling. These efforts collapsed following the arrest and prosecution of its principles for bank fraud in Austria.

As previously reported by the Company, at the time this collapse, arrangements were well advanced with Skoda construction of a TRTM plant in Austria under license from Titan. As mentioned above, Skoda is a wholly-owned subsidiary of a major manufacturing company in the Czech Republic and had performed a significant amount of design and engineering work on the anticipated plant construction pursuant to a 1996 Memorandum of Agreement with the Company, which also terminated following the problems with ESA. During the year, discussions with Skoda continued following their renewal in 1999, resulting in a new agreement with the objective of construction of a plant in the Czech Republic under direct license from Titan. Although there can be no assurance that licenses for new plant construction and operation will result from these efforts, the Company is very encouraged by the discussions and believes that there is a strong level of European interest in the Titan TRTM technology.

Research and Development

Fiscal 2000 continued the long ongoing process of development by Titan's of other recycling technologies for electronic scrap and plastics recovered from automobile salvage fluff. These efforts have continually been conducted in conjunction with Adherent and represent a significant potential for independent recycling plants, as well as for expansion of plants based upon the TRTM technology.

Outlook

During the fiscal year ending July 31, 2001, the Company's efforts will be directed toward continued efforts with Forest All and others to optimize and expand profitable operations in the North American, European and Asian markets. This will include:

o Efforts to conclude contractual arrangements in Europe and Asia to establish the Company's technologies for the TRTM technology.

o Additional research and development (working with Adherent) of Titan technologies for recovery of salable products.

o Completion of preliminary arrangements to construction and operation of a TRTM plant in the United States during the year.

o Establish financing for a North American market for the construction of a TRTM plant designed for the specific purpose of recycling scrap electronics and perhaps auto fluff.

Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which are growing at an alarming rate. For example, it is estimated that more than 3 billion tires are now in U.S. dumps and that tire stockpiles continue to grow at an ever-increasing rate. Similarly, little thought has been given to disposal of computer waste and auto fluff, which contains a large amount of non-biodegradable plastic waste. Through the Titan processes, these can be converted into marketable hydrocarbon products. In addition, electronic scrap contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercially viable basis based upon research and development work performed to date. Although a considerable amount of additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are very encouraged at the results achieved to date and intend to continue work towards establishing commercial processes in these technologies.

The Industry and the Registrant's Competition.

Tires.

Historically, scrap tires have been piled or buried, neither of which offer a solution to disposal of scrap tires.

The scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas has developed into separate industries that will compete with the Registrant for tires. These areas and industries are:
(i) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities, and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other rubber products, but have not and probably will not contribute significantly to waste tire disposal. Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use, rubber. Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

Management believes that as a substitute fuel, waste tires provide only marginal savings for the user, while their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in this country each year.

With  respect  to  recycling,  the only  technology  at all  comparable  to that developed by the Registrant is another type of pyrolysis. Such pyrolytic facilities as currently exist in Japan and Germany, however, rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTM process as demonstrated at its Taiwan plant. Because the TRTM process operates efficiently at temperatures of approximately 450 degrees Fahrenheit the oil and carbon black recovered through the TRTM process undergo minimal degradation and have correspondingly higher market value than pyrolytic byproducts.

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

Plastics.

The technology developed by Titan with the Assistance of Adherent Technology is now ready for implementation. The Registration is now looking to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near major metropolitan areas. No specific location has yet been selected and the funding for the initial plant has not yet been arranged. Management believes that during the current fiscal year a site will be selected and financing will be arranged for the construction of the initial plant, either by the Registrant directly or through a license or joint venture arrangement with others.

On December 1, 1999, the Registrant and Adherent Technology and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant's technology. Adherent and Dr. Allred were granted a royalty of ranging from 1% to 5% on all proceeds received by the Registrant from any tire recycling plant and 50% of all proceeds received by the Registrant from any recycling plant for products other than tires. In addition, the Registrant sold Dr. Allred 1,000,000 shares of its common stock for a consideration of $10,000. Management believes that the continued relationship with Adherent is to the Registrant's advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that they have made in the Registrant's technology over the past 5 years. It is anticipated that there will be a continual stream of new applications for the technology in the future.

All developments relating to the technology belong to the Registrant.

Employees.

The Registrant has three full time employees, each of whom is presently paid at the rate of $3,000 per month.

ITEM 2: DESCRIPTION OF PROPERTIES

The Registrant has the exclusive right to use the technology incorporated into its TRTM plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, the Registrant owns a transportable research and development facility which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.

The Registrant leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, N.E., Albuquerque, New Mexico 87107 at a month to month rent of $3,500. The Registrant's Management believes that the executive offices now leased by it will be adequate for the Registrant's business for the near future.

ITEM 3: LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending, or judgment against the Registrant or against any director or officer of the Registrant in their capacity as such.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2000.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended July 31, 2000 entitled "Market Price and Dividends on the Company's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference to the item in the Registrant's Annual report to Shareholders for the fiscal year ended July 31, 2000 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7: FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 2000 which is attached as exhibit 13 to this report.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items in the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 2000 Annual meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders as of and for each of the two years in the period ended July 31, 2000:
              Report of Independent Certified Public Accountants
              Balance Sheets
              Statements of Operations
              Statements of Stockholders' Equity (Deficit)
              Statements of Cash Flows
              Notes to Financial Statements

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

    10.       Material Contracts.
              ------------------

              10.1 Consulting Agreement dated September 15, 1992, the Registrant and Ronald E. Allred.
              10.2 Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between the Registrants and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.
              10.3 Technical License Agreement dated July 23, 1993, between the Registrant and Hannam Co., Ltd.
              10.4 Technical License Agreement dated July 23, 1993, between the Registrant and Dong Kook Steel Material Co., Ltd.
              10.5 Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation.
              10.6 Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between the Registrant and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.

The following exhibit is incorporated herein by reference to the Registrants Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

              10.7 Option agreement between the Registrant and Joseph Henry dated September 19, 1995.

The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

              10. 8 License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.
              10.9 Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.
              10.10 Agreement  dated April 25, 1996,  with SKODA Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.
              10.11 Addendum to SKODA Klotovy S.P.D  agreement.  Agreement dated
                    April 25, 1996.
              10.12 Irrevocable  Option Agreement with Abtech  Industries,  LLC, dated June 10, 1996.
              10.13 Option   agreement   between   the   Registrant,    Adherent
                    Technologies and Fiberite, Inc. dated September 4, 1996.
              10.14 Promissory Note dated September 24, 1996.

Exhibits are filed with this Annual Report on Form 10-KSB.

              10.15 Consulting  Agreement  between the  Registrant  and Adherent
                    Technology and Ronald Allred dated December 1, 1999.
              13. Annual Report to Shareholders for the Fiscal year ended July
                    31, 2000.
              21. Subsidiaries of the Small Business Issuer.

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

TITAN TECHNOLOGIES, INC.

By    Ronald L. Wilder
      -----------------------------------------------------
      Ronald L. Wilder, President, Chief Executive Officer,
      Chief Operating Officer, and Director
      Dated October 20, 2000

By    Robert Simon
      -----------------------
      Robert Simon, Secretary
      Date:  October 20, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By    Ronald L. Wilder
      --------------------------
      Ronald L. Wilder, Director
      Date: October 20, 2000


By    Ronald E. Allred
      ------------------------------
      Dr. Ronald E. Allred, Director
      Date: October 20, 2000


By   Jelle deBoer
     --------------------------
     Dr. Jelle deBoer, Director
     Date: October 20, 2000