Form 10QSB
period 2000-10-31
TITAN TECHNOLOGIES INC
filed 2000-12-14
CIK 932144

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF
                            October 31, 2000 and 1999
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended         October 31, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from            to

        Commission File Number:                 0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

                NEW  MEXICO                             85-03388759
 (State  or  other  jurisdiction  of         (IRS Employer Identification No.)
   incorporation  or organization)

                 3206 Candelaria Road NE, Albuquerque, NM 87107
                    (Address of principal executive offices)

                                 (505) 884-0272
                          (Issuer's telephone number)

                                      N/A
                    (Former name, former address, and former
                  three-months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was "required to file such reports), and
(2) has been subject to such filing requirements for the past 90  days.
         Yes X          No

       The number of shares of the registrant's common stock outstanding
       as of December 6, 2000 was:   No Par Value Common      33,856,560

Transitional Small Business Format:           Yes             No      X




                         PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2000
                                    UNAUDITED
ASSETS

 Current Assets
        Cash .................................................      $    87,000

 Property and Equipment, at cost
        Furniture and fixtures ...............................            5,407
        Machinery ............................................            7,706
                                                                    -----------
                                                                         13,113
 Less accumulated depreciation ...............................            9,877
                                                                    -----------
        Net property and equipment ...........................            3,236

 Other Assets
        Accounts receivable - stockholder ....................              609
                                                                    -----------

                                                                    $    90,845
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
        Accounts payable .....................................      $     2,111
        Other accrued liabilities ............................            3,159
                                                                    -----------
        Total Current Liabilities ............................            5,270

 Stockholders' Equity
        Common stock - no par value; authorized,
        50,000,000 shares; issued and outstanding,
        33,856,560 shares ....................................        2,363,432
        Accumulated deficit ..................................       (2,277,857)
                                                                    -----------
                                                                         85,575
                                                                    -----------

                                                                    $    90,845
                                                                    ===========

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended October 31
                                   UNAUDITED

                                                       2000            1999
                                                   ------------    ------------
REVENUES
       Other income ............................   $      9,040    $      9,970
                                                   ------------    ------------
COSTS AND EXPENSES

       General and administrative ..............         57,603          55,596
       Outside services ........................         37,521             150
       Depreciation ............................            279             441
                                                   ------------    ------------
                                                         95,403          56,187

       Loss before income taxes ................        (86,363)        (46,217)

       Provision for income taxes ..............           --              --
                                                   ------------    ------------
       Net Loss ................................   $    (86,363)   $    (46,217)
                                                   ============    ============
       Weighted average common shares
       outstanding, basic and diluted (Note 3) .     33,797,116      28,555,964
                                                   ============    ============

       Basic and diluted (loss) per common share   $      (0.00)   $      (0.00)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                           October 31, 2000 and 1999
                                   UNAUDITED

                                                           2000         1999
                                                         ---------    ---------

Cash flows from operating activities
        Cash received from subcontractor .............   $   9,040    $   9,970
        Cash paid for suppliers and employees ........     (94,720)     (54,033)
                                                         ---------    ---------

        Net cash used in operating activities ........     (85,680)     (44,063)

Cash flows from financing activities
        Proceeds from sale of common stock ...........      15,500      107,400
                                                         ---------    ---------

        Net (decrease) increase in cash ..............     (70,180)      63,337

        Cash at beginning of year ....................     157,180        6,881
                                                         ---------    ---------

        Cash at end of period ........................   $  87,000    $  70,218
                                                         =========    =========
Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net Loss .............................................   $ (86,363)   $ (46,217)
Adjustments to reconcile net loss to net cash
        used in Operating Activities:
        Depreciation .................................         279          441
        Changes in assets and liabilities
          Decrease in prepaid expenses ...............       1,025        5,555
          (Decrease) increase in accounts payable ....        (724)       5,615
          Increase (decrease) in accrued liabilities .         103       (1,823)
          Decrease in stockholders payables ..........        --         (7,634)
                                                         ---------    ---------

Net cash used in operating activities ................   $ (85,680)   $ (44,063)
                                                         =========    =========

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 2000 and 1999

1) BASIS OF PRESENTATION

The balance sheet at October 31, 2000 and the statements of operations for the three months ended October 31, 2000, and 1999 and statements of operations for the three months ended October 31, 2000 and 1999 and statements of cash flows for the three months ended October 31, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2000. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of operating results for the full year.


2)  ISSUANCE OF COMMON STOCK
During the three months ended October 31, 1999 the Company sold 1,080,000 shares of common stock for which it received $107,400.

During the three months ended October 31, 2000 the Company sold 119,999 shares of common stock for which it received $15,500.


3)  NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same because the inclusion of options to purchase additional shares of stock are antidilutive.



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

Management has taken the following steps to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence.

Improve marketing efforts for recycling plants and bring plastics recycling technology to a marketable product.

Reduce operating and administrative expenses, and issue stock and notes payable where possible for payment of expenses.


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the three months ended October 31, 2000, the Company had no licensing revenue. No plants are scheduled for construction at October 31, 2000.

Marketing agreements with current marketers for North America and Asian rights require, among other things, the marketers to sell certain numbers of plants per year, and require payment to the Company, by the owner of the plant of a 7.5% royalty on the net sales of by-products. Unless other arrangements are negotiated, the plants will be constructed by the Company and sold to the marketer at cost of the plant, plus a one-third markup on plant and installation cost.

As a result of activities by management general and administrative expenses increased $2,007 to $57,603 and outside services increased $37,371 to $37,521 for the three months ended October 31, 2000 compared to the three months ended October 31, 1999.

Financial Condition

The Company's liquidity decreased n the three months ended October 31, 2000 as cash decreased by $70,180 since July 31, 2000. Operations used $85,680 compared to the same period of the prior year in which operations used $44,063.



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

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  There are no exhibits required by Item 601 of Regulation S-K

(b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any reports.

NONE


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused" "this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        TITAN TECHNOLOGIES, INC.

December 6, 2000                 Ronald L. Wilder
                                 --------------------------------------------
                                 Ronald L. Wilder, President, Chief Executive
                                 Officer, Chief Financial Officer and Chief
                                 Accounting Officer.