Form 10QSB
period 2001-01-31
TITAN TECHNOLOGIES INC
filed 2001-03-14
CIK 932144

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

        For quarterly period ended            January 31, 2001

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

Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of February
16, 2001 was:   No Par Value Common     34,264,893

Transitional Small Business Format:     Yes  [ ]  No  [X]



                         PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2001
                                    UNAUDITED
ASSETS

 Current Assets
   Cash .........................................................   $    42,776

 Property and Equipment, at cost
   Furniture and fixtures .......................................         5,407
   Machinery ....................................................         7,706
                                                                    -----------
                                                                         13,113
  Less accumulated depreciation .................................        10,155
                                                                    -----------
     Net property and equipment .................................         2,958

 Other Assets
   Accounts receivable - stockholder ............................           609
                                                                    -----------

                                                                    $    46,343
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable .............................................   $    11,958
   Other accrued liabilities ....................................         3,628
                                                                    -----------
   Total Current Liabilities ....................................        15,586

 Stockholders' Equity
   Common stock - no par value; authorized, 50,000,000 shares;
   issued and outstanding, 34,119,893 shares ....................     2,390,432
   Accumulated deficit ..........................................    (2,359,675)
                                                                    -----------
                                                                         30,757
                                                                    -----------

                                                                    $    46,343
                                                                    ===========

        The acccompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended January 31
                                   UNAUDITED

                                                       2001            2000
                                                   ------------    ------------
REVENUES
  Other income .................................   $      8,220    $      8,810
                                                   ------------    ------------

COSTS AND EXPENSES

  General and administrative ...................         74,480          70,443
  Outside services .............................         15,280          18,000
  Depreciation .................................            278             438
                                                   ------------    ------------
                                                         90,038          88,881

  Loss before income taxes .....................        (81,818)        (80,071)

  Provision for income taxes ...................           --              --
                                                   ------------    ------------
  Net Loss .....................................   $    (81,818)   $    (80,071)
                                                   ============    ============
  Weighted average common shares
    outstanding, basic and diluted (Note 3) ....     34,084,597      30,194,563
                                                   ============    ============

  Basic and diluted (loss) per common share ....   $      (0.00)   $      (0.00)
                                                   ============    ============

        The acccompanying notes are an integral part of these statements.



                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Six Months Ended January 31
                                   UNAUDITED

                                                       2001            2000
                                                   ------------    ------------
REVENUES
  Other income .................................   $     17,260    $     18,780
                                                   ------------    ------------
COSTS AND EXPENSES
  General and administrative ...................        132,083         126,039
  Outside services .............................         52,801          18,150
  Depreciation .................................            557             879
                                                   ------------    ------------
                                                        185,441         145,068

  Loss before income taxes .....................       (168,181)       (126,288)

  Provision for income taxes ...................           --              --
                                                   ------------    ------------
  Net Loss .....................................   $   (168,181)   $   (126,288)
                                                   ============    ============
  Weighted average common shares
    outstanding, basic and diluted (Note 2) ....     33,940,856      29,373,628
                                                   ============    ============

  Basic and diluted (loss) per common share ....   $      (0.00)   $      (0.00)
                                                   ============    ============

        The acccompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For the Six Months Ended January 31
                                   UNAUDITED

                                                         2001           2000
                                                       ---------      ---------
Cash flows from operating activities
  Cash received from subcontractor ...............     $  17,260      $  18,780
  Cash paid for suppliers and employees ..........      (174,164)      (149,518)
                                                       ---------      ---------

  Net cash used in operating activities ..........      (156,904)      (130,738)

Cash flows from financing activities
  Proceeds from sale of common stock .............        42,500        210,100
                                                       ---------      ---------

  Net (decrease) increase in cash ................      (114,404)        79,362

  Cash at beginning of year ......................       157,180          6,881
                                                       ---------      ---------

  Cash at end of period ..........................     $  42,776      $  86,243
                                                       =========      =========
Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net Loss .........................................     $(168,181)     $(126,288)
Adjustments to reconcile net loss to net
 cash used in Operating Activities:
  Depreciation ...................................           557            879
  Changes in assets and liabilities
  Decrease in prepaid expenses ...................         1,025          5,555
  (Decrease) increase in accounts payable ........         9,123         (9,619)
  Increase (decrease) in accrued liabilities .....           572         (1,265)
                                                       ---------      ---------

Net cash used in operating activities ............     $(156,904)     $(130,738)
                                                       =========      =========

       The acccompanying notes are an integral part of these statements.



                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                           January 31, 2001 and 2000

1) BASIS OF PRESENTATION


The balance sheet at January 31, 2001 and the statements of operations for the three months and six months ended January 31, 2001 and 2000 and statements of cash flows for the six months ended January 31, 2001 and 2000 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2000. The results of operations for the six months ended January 31, 2001 are not necessarily indicative of operating results for the full year.


2)  ISSUANCE OF COMMON STOCK


During the six months ended January 31, 2000 the Company sold 2,163,000 shares of common stock for which it received $210,100.


During the six months ended January 31, 2001 the Company sold 383,332 shares of common stock for which it received $42,500."


3)  NET LOSS PER COMMON SHARE


Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same because the inclusion of options to purchase additional shares of stock are antidilutive.


4)  LICENSE DISPUTE


During the three months ended January 31, 2001, the Registrant learned that a California company, Envirotire was identifying itself as the North American representative for the Registrant's tire recycling technology based on a letter of understanding between the parties dated March 17, 1999. If valid, the agreement would convey most of the Registrant's North American marketing rights to Envirotire. It is the Registrant's belief that a license agreement was never completed and approved by the parties. The Registrant believes that Envirotire has no licensing rights under the letter of understanding and is considering its remedies.


5)  MANAGEMENT'S PLANS FOR OPERATIONS


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the six months ended January 31, 2001, the Company had no licensing revenue. No plants are scheduled for construction at January 31, 2001.


With respect to existing plants constructed in Korea (not currently operating because of financial failure of parent companies unrelated to the Company's technology) and Taiwan using the Company's technology, no licensing fees or royalties have been received by the Company. The Company is optimistic that royalties will be received in the future from the operator/sub-licensee of the Taiwan plant, but there can be no assurance that this will occur or what the amounts will be.


In recent months, the Company has been concentrating its efforts to license its technology in the United States because it believes that the tire recycling have been proven at commercial scale through operation of the Taiwan plant. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement, although joint venture arrangements in which the Company would be involved in operation and ownership of plants is also under consideration. Although the Company is optimistic that recent results in producing readily marketable activated carbon from tire derived carbon black enhance the probability that one or more U.S. plants will be built using the Company's technology, there can be no assurance that the Company will be successful in its U.S. licensing or joint venture efforts or, if successful, what the amount of the up-front payment or production royalties will be.


As a result of activities by management general and administrative expenses increased $6,044 to $132,083 and outside services increased $34,651 to $52,801 for the six months ended January 31, 2001 compared to the six months ended January 31, 2000.


Financial Condition


The Company's liquidity decreased in the six months ended January 31, 2001 as cash decreased by $114,404 since July 31, 2000. Operations used $156,904 compared to the same period of the prior year in which operations used $130,738.


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

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits required by Item 601 of Regulation S-K

     (b) The Company filed a Form 8-K dated January 22, 2001 describing a dispute which has arisen regarding whether or not a California company has licensing rights to the Company's technologies pursuant to a letter of understanding dated March 17, 1999.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     TITAN TECHNOLOGIES, INC.

February 16, 2001       Ronald L. Wilder
                        -----------------------------------------------------
                        Ronald L. Wilder, President, Chief Executive Officer,
                        Chief Financial Officer and Chief Accounting Officer.