Form 10QSB
period 2001-04-30
TITAN TECHNOLOGIES INC
filed 2001-06-14
CIK 932144

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

        For quarterly period ended         April 30, 2001

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was "required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

The number of shares of the registrant's  common stock outstanding as of May 21,
2001 was:       No Par Value Common     34,454,893

Transitional Small Business Format:        Yes [ ]     No [X]



                         PART I. FINANCIAL INFORMATION

                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2001
                                    UNAUDITED

ASSETS

 Current Assets
   Cash ....................................................        $    18,003

 Property and Equipment, at cost
   Furniture and fixtures ..................................              5,407
   Machinery ...............................................              7,706
                                                                    -----------
                                                                         13,113
   Less accumulated depreciation ...........................             10,434
                                                                    -----------
      Net property and equipment ...........................              2,679

 Other Assets
   Accounts receivable - stockholder .......................                609
                                                                    -----------
                                                                    $    21,291
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable ........................................        $     2,556
   Other accrued liabilities ...............................              4,860
                                                                    -----------
      Total Current Liabilities ............................              7,416

 Stockholders' Equity
   Common stock - no par value; authorized,
   50,000,000 shares;issued and outstanding,
   34,439,893 shares .......................................          2,422,432
 Accumulated deficit .......................................         (2,408,557)
                                                                    -----------
                                                                         13,875
                                                                    -----------

                                                                    $    21,291
                                                                    ===========

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30
                                   UNAUDITED

                                                       2001            2000
                                                   ------------    ------------
REVENUES
  Other income .................................   $      8,530    $      8,615
                                                   ------------    ------------
COSTS AND EXPENSES

  General and administrative ...................         50,626          57,770
  Outside services .............................          6,507          18,000
  Depreciation .................................            279             438
                                                   ------------    ------------
                                                         57,412          76,208

  Loss before income taxes .....................        (48,882)        (67,593)

  Provision for income taxes ...................           --              --
                                                   ------------    ------------
  Net Loss .....................................   $    (48,882)   $    (67,593)
                                                   ============    ============

  Weighted average common shares
    outstanding, basic and diluted (Note 3) ....     34,304,504      31,107,172
                                                   ============    ============

  Basic and diluted (loss) per common share ....   $      (0.00)   $      (0.00)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For The Nine Months Ended April 30
                                   UNAUDITED

                                                       2001            2000
                                                   ------------    ------------

REVENUES
  Other income .................................   $     25,790    $     27,395

COSTS AND EXPENSES

  General and administrative ...................        182,709         183,809
  Outside services .............................         59,308          36,150
  Depreciation .................................            836           1,317
                                                   ------------    ------------
                                                        242,853         221,276

  Loss before income taxes .....................       (217,063)       (193,881)

  Provision for income taxes ...................           --              --
                                                   ------------    ------------
  Net Loss .....................................   $   (217,063)   $   (193,881)
                                                   ============    ============

  Weighted average common shares
    outstanding, basic and diluted (Note 3) ....     34,181,430      29,949,717
                                                   ============    ============

  Basic and diluted (loss) per common share ....   $      (0.01)   $      (0.01)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                   UNAUDITED

                                                           2001          2000
                                                        ---------     ---------

Cash flows from operating activities
  Cash received from subcontractor .................    $  25,790     $  27,395
  Cash paid for suppliers and employees ............     (239,467)     (227,789)
                                                        ---------     ---------

  Net cash used in operating activities ............     (213,677)     (200,394)

Cash flows from financing activities
  Proceeds from sale of common stock ...............       74,500       428,464
                                                        ---------     ---------

  Net (decrease) increase in cash ..................     (139,177)      228,070

  Cash at beginning of year ........................      157,180         6,881
                                                        ---------     ---------

  Cash at end of period ............................    $  18,003     $ 234,951
                                                        =========     =========

Reconciliation of Net Loss to Net Cash Used in
  Operating Activities

Net Loss ...........................................    $(217,063)    $(193,881)
Adjustments to reconcile net loss to net cash
   used in Operating Activities:
  Depreciation .....................................          836         1,317
  Changes in assets and liabilities
    Decrease in prepaid expenses ...................        1,025           555
    (Decrease) increase in accounts payable ........         (279)       (9,600)
    Increase (decrease) in accrued liabilities .....        1,804        (3,785)
                                                        ---------     ---------

Net cash used in operating activities ..............    $(213,677)    $(205,394)
                                                        =========     =========

        The accompanying notes are an integral part of these statements.


                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                            April 30, 2001 and 2000


1) BASIS OF PRESENTATION

The balance sheet at April 30, 2001 and the statements of operations for the three months and nine months ended April 30, 2001 and 2000 and statements of cash flows for the nine months ended April 30, 2001 and 2000 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2000. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of operating results for the full year.


2)  ISSUANCE OF COMMON STOCK

During the nine months ended April 30, 2000 the Company sold 4,615,150 shares of common stock for which it received $428,464.

During the nine months ended April 30, 2001 the Company sold 703,332 shares of common stock for which it received $74,500.


3)  NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same because the inclusion of options to purchase additional shares of stock are antidilutive.


4)  LICENSE DISPUTE

During the nine months ended April 30, 2001, the Registrant learned that a California company, Envirotire was identifying itself as the North American representative for the Registrant's tire recycling technology based on a letter of understanding between the parties dated March 17, 1999. If valid, the agreement would convey most of the Registrant's North American marketing rights to Envirotire. It is the Registrant's belief that a license agreement was never completed and approved by the parties. The Registrant believes that Envirotire has no licensing rights under the letter of understanding and is considering its remedies.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the nine months ended April 30, 2001, the Company had no licensing revenue. No plants are scheduled for construction at April 30, 2001.

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

In recent months, the Company has been concentrating its efforts to license its technology in the United States because it believes that its tire recycling technology has been proven at commercial scale through operation of the Taiwan plant. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement, although joint venture arrangements in which the Company would be involved in operation and ownership of plants is also under consideration. Although the Company is optimistic that recent results in producing readily marketable activated carbon from tire derived carbon black enhance the probability that one or more U.S. plants will be built using the Company's technology, there can be no assurance that the Company will be successful in its U.S. licensing or joint venture efforts or, if successful, what the amount of the up-front payment or production royalties will be.

As a result of activities by management, general and administrative expenses decreased $1,100 to $182,709 and outside services increased $23,158 to $59,308 for the nine months ended April 30, 2001 compared to the nine months ended April 30, 2000.

Financial Condition

The Company's liquidity decreased in the nine months ended April 30, 2001 as cash decreased by $139,177 since July 31, 2000. Operations used $213,677 compared to the same period of the prior year in which operations used $200,394.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter ended April 30, 2001, we sold common stock to seven investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


          Date              Shares Issued         Cash Received
        --------            -------------         -------------
        02/06/01               145,000               $14,500
        02/26/01                60,000                 6,000
        04/24/01                20,000                 2,000
        04/25/01                65,000                 6,500
                               -------               -------
                               290,000               $29,000
                               =======               =======

During the quarter ended April 30, 2001, 30,000 shares of our common stock were issued to an attorney for legal services performed.

We relied on Rule 147 and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D for exemption from the registration requirements of the Securities Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from each of the acquiring persons representing the intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock carry a legend restricting transfer of the securities represented. Furthermore, we have issued stop transfer instructions to Securities Transfer Corporation, the transfer agent for the common stock, covering the certificates representing the common stock issued in the above-described transactions.


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

        TITAN TECHNOLOGIES, INC.

May 21, 2001    Ronald L. Wilder
                -----------------------------------------------------------
                Ronald L. Wilder, President, Chief Executive Officer, Chief
                Financial Officer and Chief Accounting Officer.