Form 10KSB
period 2001-07-31
TITAN TECHNOLOGIES INC
filed 2001-10-26
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                         For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                                Commission File Number:  0-25024

                            TITAN TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                New Mexico                                 85-0388759
                ----------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    3206 Candelaria Road, N.E., Albuquerque, New Mexico            87107
    ---------------------------------------------------           --------
         (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (505)  884-0272
                            --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class             Name of Exchange on which registered
       -------------------             ------------------------------------
    No Par Value Common Stock                          None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [__].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $33,050.
                                                         --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of October 21, 2001: $4,329,087.

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 21, 2001, was: 35,332,143 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference herein:

  Part III - Items 9, 10, 11 and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 21, 2001, which will be filed with the Commission within 120 days prior to the end of the fiscal year ended July 31, 2001.

PART I

         Unless otherwise indicated, "the Company" and "Titan" are used in this report to refer to the business of Titan Technologies, Incorporated.

ITEM 1.  DESCRIPTION OF BUSINESS.

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

         Historically, much of Titan's business was performed through Tire Recycling Technologies Corporation ("TRTC"), formerly a wholly owned subsidiary which was merged into Titan during 1999. TRTC was directly involved in licensing the Company's proprietary technology, as well as construction of two plants in South Korea. Both Korean plants have reportedly been shut down because of the economic downturn in the South Korean economy and the insolvency of the owners, which reportedly was unrelated to operation of the plants. The Company has been informally advised that these plants may resume operations under different ownership but, to the knowledge of Titan, there have been no changes of ownership during the last fiscal year and Titan has not received any current information on the status of these plants. A third plant utilizing the Company's tire recycling technology has been in operation in Taiwan for more than two years by Forest All Industry Corporation. Forest All has assured the Company that translated operating results and product information will be furnished to Titan in the near future but, as yet, the Company has not received any significant information in writing.

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

         During the last two fiscal years, Titan representatives visited the Forest All plant in Taiwan on three occasions with the objective of establishing a new tire recycling plant in the United States (or other parts of the world) pursuant to a joint venture between the parties. On June 27, 2000, Titan and Forest All entered into a non-binding Letter of Intent to accomplish this objective. Progress under the Letter of Intent has been disappointing and there can be no assurance that it will result in construction of a new plant in the United States or elsewhere. Verbal reports from Forest All indicate that they have encountered weather related difficulties in completing and commissioning the activated carbon circuit for the existing plant. Titan does not have current information as to the status of the activated carbon circuit. During the last year, however, Titan's independent research has indicated that the carbon black produced by pyrolysis of tires can be further processed into marketable activated carbon using conventionally available equipment. Irrespective of Forest All's efforts, Titan intends to focus on this aspect of its technology in the immediate future.

         On the basis of the previously described three plant visits and discussions between the parties, Titan believes that the Forest All operations to date have established the commercial viability of the Company's tire recycling technology even though Forest All modified the original plant design to accommodate geotechnical restrictions imposed on construction by governmental authorities. In this regard, Titan also believes that plant throughput can be improved and operations simplified in a new plant by staying with original design specifications. Titan and Forest All are also in general agreement as to several modifications which they believe can improve plant efficiency and throughput in a new plant.

         In December 1999, Titan completed an agreement with Skoda Klatovy s.r.o. ("Skoda"), a wholly owned subsidiary of a major Czech manufacturing company. Titan has been working with Skoda for more than 5 years to build a tire recycling plant in Europe using the Company's tire recycling technology and Skoda's expertise in civil engineering and in construction and commissioning of industrial furnaces and accessory equipment, including its willingness to guarantee mechanical performance of a plant. The agreement contemplated that Skoda would be able to procure a customer for the first plant, including financing for the plant and payment of an up-front licensing fee to the Company. Thereafter, it was planned that Titan and Skoda would undertake a joint venture to market and build additional plants in Europe, with provisions for expanding the venture on a worldwide basis after successful operation of the initial plant.

         Skoda was unable to procure a customer for the initial plant but completed preliminary engineering and some of the detailed engineering for an initial plant in conformity with standards of the European Economic Community. Skoda advised Titan that its inability to date to procure a customer was primarily due to reluctance of parties to finance the plant without market guarantees for products, primarily carbon black (See discussion of "Products and Marketing" below). The agreement terminated on December 31, 2000 because Skoda could not procure a binding commitment from a customer for a plant on or before such date. The Company has continued discussions with Skoda pending developments in marketing of carbon products.

         Titan continues its working relationship with Adherent Technologies, Inc. ("Adherent"), a research and development laboratory in Albuquerque which has provided the Company with major assistance in developing its technologies and product analysis. The President and principal shareholder of Adherent, Dr. Ronald E. Allred, is a director and shareholder of the Company. Pursuant to a technical assistance agreement among the Company, Adherent and Dr. Allred, Adherent and Dr. Allred will receive a substantial percentage of all future Company revenue that results primarily from advancements made to the technology by Adherent's research and development efforts.

Business Development

         The three plants in Asia were constructed as a result of a marketing agreement entered into during 1993 between Titan and Dowon Company, Ltd. ("Dowon"), a South Korean company affiliated with Dong Kook Steel Material Company, Ltd. Pursuant to this agreement, the Company's tire recycling technology was exclusively licensed to Dowon for use in Asia, except for certain Asiatic portions of the Commonwealth of Independent States. In order to encourage construction of plants and use of the Company's TRTM technology, Titan informally waived royalty rights for the two Korean plants but believes it could receive future production royalties from the Taiwan plant if it achieves rated capacity. As described above, however, certain design modifications made by Forest All (out of necessity and without approval of the Company or Dowon) have impaired the ability of the plant to achieve rated capacity and the Company cannot predict when or if any royalties will be paid.

         The Company has notified Dowon that it considers Dowon to be in default of the terms of the marketing agreement and that the agreement is no longer effective. The default relates to the failure on the part of Dowon to furnish information to Titan on a quarterly basis as required by the agreement.

         Titan provided engineering and design assistance to Dowon for construction of the plants and was reimbursed for its out-of-pocket costs and expenses, including salaries for the Titan personnel involved.

         Management contemplates that all future plants constructed and operated pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant. However, in order to promote continued development of its tire recycling technology (and other technologies), Titan will retain the flexibility to modify terms of the licensing agreement as it deems necessary. Titan plans on remaining actively involved in construction and operation of future plants on a cost-plus basis, in addition to receiving licensing fees. As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.

         In addition to its tire recycling technology, Titan has been working closely with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic recovered from automobile salvage ("fluff"). Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap.



Description of Technology

         The first step in all of the Company's recycling technology involves shredding the feed waste using conventional equipment which is commercially available from a number of manufacturers.

         The next step of the Titan technology utilizes pyrolysis (together with a proprietary catalyst) to recycle tires and other scrap material. Pyrolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst. In the case of the Company's proprietary tire recycling technology, pyrolysis is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan's process is referred to as a "tertiary" process because it reduces the tire feed to its primary raw components, which consist of oil, steel and carbon black. As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the pyrolysis process. The lower pyrolysis temperature allows recovery of these products in marketable form. Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment. Although not trademarked, the Titan tire recycling technology is often referred to informally as "TRTM" technology.

         In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM process is a closed system and the only emissions are exhaust gases from clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills. In fact, non-condensable gases recovered during the TRTM process provide sufficient fuel to generate required process heat for pyrolysis.

         The Company's technology to recover hydrocarbons, carbon and metals from electronic scrap and automobile fluff also utilizes pyrolysis to recover the hydrocarbons and carbon, followed by other conventional processes to recover the metals.

         Titan has also designed and built a fully operational mobile unit, which it has used for research and development on plastics, oil recovery from oil soaked sand, the neutralization of poultry waste and other organic wastes. Unlike laboratory testing, the mobile unit has the capacity to test larger volumes of material and, because it is mounted on a trailer, can be operated at almost any accessible location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste. In recent months, Titan has been in discussions for use of the mobile unit in Europe for research and development related to treatment of contaminated soils.

Products and Marketing

         Titan estimates that a single plant using TRTM technology at the rate of 100 tons of tires per day will produce on an annual basis:

         (1)      approximately 80,000 barrels of oil (34 degree API);

         (2)      approximately 3,300 tons of high quality scrap steel; and

         (3)      approximately 8,000 tons of carbon black.

         The supply of waste tires available for recycling is sufficient to supply a significant number of plants processing 100 tons of tires per day. Titan reasonably believes that the commercial viability of its TRTM technology and the resulting products has been established through pilot plant operations and the three plants which have operated in Asia. As described below, however, marketing of the carbon product in the United States and Europe, whether in the form of carbon black or activated carbon, currently appears to present a more difficult marketing challenge than marketing the carbon product in Asia. There can be no assurance that U.S. or European buyers for the carbon product can be procured without market development efforts after production commences.

Oil

         Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced using TRTM technology is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of "fuel" oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. As an example of the potential of this new source of energy, a stockpile of 165,000 tons of tires, not an uncommon number -
- about a 5-year supply for a single TRTM plant -- contains more than 400,000 barrels of recoverable oil. Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 1 million barrels of recoverable oil per year.

Steel

         The scrap steel recovered using TRTM technology is good quality carbon-steel used in manufacturing tires and is also readily marketable. Except for having been shredded, it is essentially the same steel wire which was incorporated into the original manufacture of tires. Although the quantity recovered in a 100 ton per day plant is relatively minor, it nevertheless represents about $300,000 per year in revenue recovered at minimal cost.

Carbon Products

         Titan, working with its licensees and others, will be closely involved in the effort to optimize the market for the third component of tire recycling, which is commonly referred to as "carbon black."

         Conventional carbon black is produced through controlled burning of natural gas or oil (much like soot) and is relatively free of impurities. The largest use of carbon black (by a significant margin) is for manufacture of tires, although carbon black is also used extensively in production of ink, paint, shoe polish, plastics, moldings, gaskets and similar applications in which a black product is necessary or deemed desirable. Many different grades of carbon black are produced, depending upon the intended use, but virtually all conventionally produced carbon black is nearly ash-free.

         The carbon black produced through TRTM pyrolysis consists of the various grades which went into manufacture of the tire. Because of the very fine physical composition of the material, it is not realistically practicable to separate the product by grade. In addition, carbon black produced through pyrolysis contains varying amounts of ash attributable to other minor materials used in manufacturing the tire.

         Because relatively pure carbon black has been in abundant supply at all grades (which determines price), there has been little incentive for carbon black consumers to investigate use of pyrolysis-produced carbon black with its impurities, since the product has not been commercially available in any event, at least in any significant quantities.

         The experience of Forest All, as verbally reported to the Company, in marketing carbon black in Asian markets using the TRTM technology, indicates that a market exists for carbon black for certain applications, including low-speed tires. Moreover, it may be possible to use TRTM carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM plant has been established in the United States or Europe, there will be ample demand for the carbon product once consumers have an opportunity to evaluate a steady and consistent supply of the product. Titan believes that carbon black can be produced using the TRTM process at a lower cost than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States. Nevertheless, Titan recognizes that the ability to market the carbon black (or a further refined carbon product) into U.S. and European markets will be a key factor in obtaining commitments for new plants in these geographical areas.

         In order to enhance marketability of the carbon black through the TRTM process, Titan (and Forest All) have been working on process additions to convert the carbon black into activated carbon. Activated carbon is a product which can be used in removal of toxic wastes from flue gases (coal-fired plants) and in waste-water purification. Activated carbon commands a significantly higher market price than the price for carbon black. The results of this work are particularly important to Titan because the carbon black recovered in the TRTM process is the largest portion of material produced through tire recycling. The Company is encouraged as a result of work conducted to date by its independent contractors and results reported by Forest All, which has advised Titan that it plans to start up its activated carbon circuit in the near future.

          The Company's own testing has been conducted on a bulk sample of carbon black produced by Forest All in Taiwan and was completed using commercially available equipment. Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed to process, this is more than offset by the much higher market price and the ability to obtain a secure market for product. In addition to Titan's own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois' laboratory facilities under the direction of a well known expert in the field, who has been working on pyrolysis-produced carbon black as a source for production of activated carbon for many years. The results of this testing were made available to Titan and confirm the Company's optimism for its expectation that firm markets can be developed for the carbon black or activated carbon products once a commercial plant has been operated in the United States. Although additional research and testing is anticipated, the preliminary information recently received by Titan indicates that pyrolysis-produced carbon black from tires may produce a superior activated carbon for certain applications.

         If an operating plant can be established in the United States, Titan is hopeful that plants using the Company's process will ultimately be able to develop a sufficient share of the market for a number of carbon black applications in addition to sale of activated carbon. Titan is fully aware of the significance of being able to secure these markets and expects it will encounter strong resistance from existing producers of carbon black to protect their current markets. However, the Company believes that its costs of production will be less than those of current producers of carbon black and that it will have access to available markets for the carbon black once consistent quality of its carbon has been established on a commercial basis.

         The Company and Adherent have also demonstrated at bench scale that most of the ash impurities can be removed from the carbon black using conventional hydro-metallurgical processes. Although further test work must be performed to confirm that removal of ash is feasible on a commercial scale, a relatively ash-free carbon black product would enhance product use in applications requiring higher product specifications. At present, Titan does not have the funds required to complete this phase of test work and believes that it will be necessary to establish its basic technology for recycling tires through construction and operation of a commercial plant in the United States in order to fully evaluate available markets for the full range of carbon products which can be produced through pyrolysis of tires.

Review of 2001

General:
--------

         During the fiscal year ended July 31, 2001, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several of such inquiries have resulted in serious discussions and negotiations, some of which are continuing to date. The Company is optimistic that 2002 will be a "breakthrough" year in which it will be able to see firm arrangements in place for construction and operation of a fourth plant using its tire recycling technology.

         The primary resistance encountered to date in establishing a U.S. or European TRTM plant has been establishing a market for the carbon product, which will be generated at the rate of about 25 tons per day of carbon black for a fully operational plant. However, the Company believes that significant progress was made during the last year in converting the carbon black into activated carbon, which appears to have much greater potential for achieving market entry on an accelerated basis. As a part of this effort, Titan engaged test facilities to (i) pelletize a bulk sample of raw carbon black shipped from the Forest All plant in Taiwan and (ii) process the pelletized carbon black into activated carbon using off-the-shelf technology. Both tests were successful and were conducted on sufficient quantities of the TRTM-produced carbon black to demonstrate that activation can produce what appears to be marketable activated carbon.

         In conjunction with these tests, smaller laboratory scale tests were also conducted on activation of the carbon black at the University of Illinois, which has recognized expertise in production of activated carbon. This work was conducted using the tire-derived TRTM carbon black produced by Forest All in Taiwan as a feed source. These tests were also successful and appear to demonstrate that there are no particularly difficult problems in producing activated carbon from carbon black generated from tires using the Titan pyrolysis process. Based upon the recommendations received as result of the work performed at the University of Illinois, it is expected that the initial target markets will be use of the activated carbon to remove mercury from the flue gases generated by coal-fired electric power plants and to treat municipal waste water. Titan has also been informally advised that an existing producer/marketer of activated carbon has performed its own tests on the Taiwan produced carbon black and has found it acceptable. However, the data actually received by Titan is rather limited and the Company believes that it will probably be necessary to obtain additional test information before it will be able to establish markets for the activated carbon.

         During the current year, the Company's efforts will be directed towards becoming a licensor for a tire recycling plant in the United States or Europe with parties which clearly have the financial capability to build and operate a tire recycling plant. Titan has already expended significant time and effort in several states in locating suitable plant sites and sufficient supplies of tires as feed for any new plant, and the Company does not anticipate any particular difficulty in either of these areas.

         As in the case of most new industrial mineral products, market acceptance can be expected to require several months of actual production from a commercial scale plant to assure dependable supply and consistent quality. Accordingly, the Company is encouraging prospective licensees to plan at least one year for market development and acceptance for their anticipated carbon product and to include the first year's working capital costs in their total estimated capital costs.

Asia

         The Taiwan plant has demonstrated the ability to operate on a continuous basis and is selling all of the plant's oil and carbon black as it is produced. Based upon visits to the plant and verbal information furnished by Forest All, the Company's management believes that a TRTM plant is capable of operating at design capacity and within projected operating costs.

         Titan enjoys an excellent relationship with Forest All and believes that the work performed at the Taiwan plant has been useful in establishing a wider range of operating parameters and capabilities for the TRTM technology. In this regard, the Taiwan plant has incorporated modifications to the process design which have further improved the overall technology. Such improvements are part of normal commercial process development and the Company expects that further improvements will be made as additional plants are constructed and operated.

Europe

         As previously reported by the Company, Titan remains in contact with Skoda Klatovy s.r.o. for possible construction of a TRTM plant in Europe under license from Titan. As mentioned above, Skoda is a wholly-owned subsidiary of a major manufacturing company in the Czech Republic and has performed a significant amount of design and engineering work pursuant to a 1996 Memorandum of Agreement with the Company. Although there can be no assurance that licenses for new plant construction and operation will result from these efforts, the Company remains encouraged and believes that there continues to be a reasonable level of interest in Europe for Titan TRTM technology.

         Titan has also been contacted by European parties who have expressed serious interest in leasing the Company's mobile plant to perform research and development work on treatment of contaminated soils with a view towards construction and operation of a large-scale plant under license from the Company. Titan will continue to pursue these discussions but there can be no assurance that any business transaction will result therefrom.

Research and Development

         Fiscal 2001 continued the on-going process (at a reduced level) by Titan to develop other recycling technologies for electronic scrap and plastics recovered from automobile salvage fluff. These efforts have been conducted in conjunction with Adherent and continue to represent a significant potential for independent recycling plants, as well as for expansion of plants based upon the TRTM technology.

Outlook

         During the fiscal year ending July 31, 2002, the Company's efforts will continue to be directed toward development of new operations in the North American, European and Asian markets. This will include:

o Efforts to conclude contractual arrangements in the United States, Europe and Asia to further establish the Company's TRTM technology.

o Additional research and development (working with Adherent and others) of Titan technologies for recovery of salable products, particularly with respect to carbon black, activated carbon and metals which can be recovered through the recycling of electronic scrap.

o Completion of contractual arrangements to license the construction and operation of a TRTM plant in the United States for either recycle of tires, electronic scrap or both.

         Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate. For example, it is estimated that more than 3 billion tires are now in U.S. dumps and that tire stockpiles continue to grow. Similarly, Titan and Adherent will continue to direct research with respect to electronic waste and auto fluff, both of which contain a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan processes. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercially viable basis based upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue work with the objective of establishing commercial processes in these technologies.

         Fiscal year 2002 will be a major challenge for Titan, and the Company believes it is essential to complete a licensing transaction for its TRTM technology during the year. The Company recognizes that its future ability to raise working capital through continued private placements of its common stock is limited and that a licensing transaction for the TRTM technology could be critical to the Company's survival and success.

The Industry and the Registrant's Competition.

Tires

         Historically, most scrap tires have been piled or buried, neither of which offers an efficient or environmentally acceptable solution to disposal of scrap tires.

         The Scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas has developed into separate industries that will compete with the Company for tires. These areas and industries are: (i) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities, and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other wearing apparel and rubber products, but such uses have not and probably will not contribute significantly to waste tire disposal. Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use. Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

         The Company believes that as a substitute fuel, waste tires provide only marginal savings for the user and that their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in the United States each year.

         The only technology comparable to Titan's continuous process is another pyrolysis process, which operates at much higher temperatures and on a "batch" basis. Such pyrolytic facilities currently exist in Japan, Taiwan and Germany. However, they are believed to rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "the volume capability of pyrolysis is negligible". Furthermore, due to the high temperatures employed in conventional pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTM process as demonstrated at its Taiwan plant. Because the TRTM process operates efficiently at temperatures of approximately 450 degrees Fahrenheit, the oil and carbon black recovered through the TRTM process undergo minimal degradation and have higher market values than conventional pyrolytic byproducts.

         Titan is not aware of any other uses for waste tires that are reasonably competitive with the benefits which can be derived from the TRTM process. However, research into the problem of waste tire disposal is continuing throughout the world and it should be anticipated that new and novel recycling approaches may, from time to time, be proposed as solutions to the problem of waste tire disposal.

         The Company estimates that there is a potential for as many as one hundred TRTM tire recycling plants in the United States alone if a first U.S. plant can be built and successfully operated to demonstrate in the U.S. that the TRTM technology is commercially viable. This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people will generate sufficient scrap tires to sustain the operations of a TRTM recycling plant.

         Titan's marketing efforts in the United States have been focused on larger population centers. The Company believes that, because of the current policies of providing incentives and inducements to promote recycling, market conditions for implementation of its technology should continue to improve.

Plastics

         The Company believes that its plastic recycling technology (developed with the assistance of Adherent) is ready for commercial implementation. Titan's objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected during 2002 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

         On December 1, 1999, Titan, Adherent Technology, and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant's technology. Adherent and Dr. Allred were granted a royalty ranging from 1% to 5% on all proceeds received by the Company from any tire recycling plant and 50% of all proceeds received by the Company from any recycling plant for products other than tires. In addition, Titan sold to Adherent (a company owned by Dr. Allred) 1,000,000 shares of its common stock for a consideration of $10,000. Management believes that the continued relationship with Adherent is to Titan's advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that Adherent has made in the Company's technology over the past 5 years. It is hoped that the continued affiliation between the Company and Adherent will generate a continual stream of new applications for the technology in the future.

         All developments relating to the technology will be owned by Titan.

Employees.

         The Registrant has three full time employees, each of whom is presently paid at the rate of $3,000 per month.

ITEM 2:  DESCRIPTION OF PROPERTY.

         Titan has the exclusive right to use the TRTM technology utilized in its TRTM plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, Titan owns a mobile research and development plant which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.
         Titan leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, N.E., Albuquerque, New Mexico 87107 on a month to month basis at a rent of $1,025 per month. Titan's Management believes that the executive offices now leased by it will be adequate for the Company's business for the near future.

ITEM 3:  LEGAL PROCEEDINGS.

         At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2001.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information: The Company's common stock is listed on the bulletin board under the symbol "TITT" and is traded over-the-counter. The high and low bid prices for the Company's common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

               Quarter Ended                      High              Low
               -------------                      ----              ---

      Quarter ended September 30, 1999:          $0.165            $0.125
      Quarter ended December 31, 1999:           $0.22             $0.135
      Quarter ended March 31, 2000               $0.66             $0.20
      Quarter ended June 30, 2000:               $0.36             $0.1875
      Quarter ended September 30, 2000           $0.37             $0.19
      Quarter ended December 31, 2000            $.029             $0.16
      Quarter ended March 31, 2001               $0.26             $0.14
      Quarter ended June 30, 2001                $0.28             $0.16

Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders:   At  October  21,  2001,  the  Company  had approximately 970 shareholders of record.





ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF  OPERATIONS.

         The following Plan of Operation should be read in connection with the Company's financial statements and notes thereto. Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company's technology; the Company's ability to license its technology for additional plants; the ability of licensees to obtain financing for such plants; the ability of any additional plants, if financed, constructed and operated, to perform in accordance with expectations; and other risk factors listed in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Plan of Operation

         - General

         As described above under Item 1, the Company's objectives and its primary activities relate to expanding use of Titan's patented and proprietary technology for construction and operation of commercial plants designed to recycle waste tires and plastics into marketable products. The Company believes that commercial viability of its tire recycling technology has already been established through construction and operation of three plants in Asia under license from Titan. The focus of efforts during the next twelve months will be to license use of the Company's technology, subject to a reservation of a royalty relating to the sale from the plants of the various products produced and sold from any such plants. Additionally, the Company plans to perform on-going research and analysis devoted to establishing additional uses for its technology, subject to availability of adequate funds to do so.

         The delay in achieving full commercial operation of the TRTM plants in Korea and Taiwan continues to have an adverse impact upon the Company's ability to market additional plants. As described above, the two Korean plants are not currently operating because of unrelated financial difficulties of their owner. Prospective licensees of the TRTM technology often desire to obtain written operating results for the ongoing operations of the Taiwan plant (including information with respect to marketability of products) to measure the commerciability of a new plant. To date, such written information has not been furnished to the Company or prospective licensees by Forest All, the Taiwanese licensee. Nevertheless, the Company reasonably believes that physical observations of operations at the Taiwan plant, together with Forest All's verbal information provided, demonstrate to any prospective licensee that the technology performs in line with expectations and that new plants can be profitable in the United States, Europe, and other areas of the world.

         The Company has not received any licensing fees or royalties from construction and operation of the three plants in Asia. It is possible that future production royalties will be received from operation of the Forest All plant in Taiwan, but there can be no assurance that this will be the case. The Company waived up-front licensing fees for all three plants to encourage development of the technology, as well as production royalties for the Korean plants. Royalties with respect to the Forest All plant in Taiwan were waived pending ability of the plant to operate at design capacity. As explained under
Item 1, there can be no assurance that the plant will be able to do so, which in the opinion of the Company relates to the manner in which the plant was constructed and not to the capabilities of the TRTM technology. Nevertheless, the lack of licensing fees and royalties has impaired the financial ability of the Company to achieve its objectives.

         - Next Twelve Months

         The objectives of the Company have not changed, and Titan believes it has an excellent opportunity to license one or more plants using the TRTM technology for construction and operation in the United States (or elsewhere) during the next year. The key elements required to accomplish this objective are as follows:

o Entering into a licensing agreement for a new plant, which will include an up-front licensing fee in order to provide the Company with working capital to support its on-going general and administrative expenses and costs of additional research and development.

o Development of additional product and marketing information with respect to activated carbon from carbon black generated by the TRTM tire recycling technology.

         As described under Item 1, the Company believes that work, which has been accomplished during the previous fiscal year on conversion of TRTM carbon black into activated carbon, has been sufficiently positive to justify the Company's belief that marketing issues or difficulties with respect to the tire-derived carbon product derived from a TRTM plant will be resolved during the year to the extent necessary for a licensee to finance and construct a TRTM plant.

         - Financial Condition and Cash Requirements

         The Company's cash position decreased to $34,375 at July 31, 2001 from $157,180 at July 31, 2000. Following the end of the fiscal year, the Company sold additional shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended. The proceeds of these limited sales ($53,300) and the Company's cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

         The Company's costs and expenses of operations were $321,069 during fiscal 2001, primarily resulting from the Company's efforts to license a plant in the United States or Europe, to inspect and examine operations of the Taiwan plant and to conduct research and development for applications of new technology. There was no operating income during the 2001 fiscal year and other income (Note D to the financial statements) was only $33,050. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees. These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

         -Research and Development

         During the next twelve months, the ability of the Company to conduct any significant amount of further research and development will depend upon receipt of licensing fees or research and development which may be funded through joint ventures (or similar arrangements) with other parties. Accordingly, there can be no assurance that additional research and development will be conducted by the Company during the next twelve months.


ITEM 7:  FINANCIAL STATEMENTS.

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Titan Technologies, Inc.

We have audited the accompanying balance sheets of Titan Technologies, Inc., as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc., as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






GRANT THORNTON LLP


Oklahoma City, Oklahoma
August 30, 2001

                            Titan Technologies, Inc.

                                 BALANCE SHEETS

                                    July 31,


                        ASSETS                         2001            2000
                                                   ------------    ------------

CURRENT ASSETS
    Cash .......................................   $     34,375    $    157,180
    Prepaid expenses ...........................           --             1,025
                                                   ------------    ------------

                  Total current assets .........         34,375         158,205

PROPERTY AND EQUIPMENT - AT COST
    Furniture and fixtures .....................          5,407           5,407
    Machinery ..................................          7,706           7,706
                                                   ------------    ------------
                                                         13,113          13,113
       Less accumulated depreciation ...........         10,725           9,598
                                                   ------------    ------------
                                                          2,388           3,515

OTHER ASSETS ...................................            609             609
                                                   ------------    ------------

                                                   $     37,372    $    162,329
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...........................   $      1,966    $      2,835
    Other accrued liabilities ..................          3,262           3,056
                                                   ------------    ------------

                  Total current liabilities ....          5,228           5,891

COMMITMENTS AND CONTINGENCIES (notes B, I  and J)          --              --

STOCKHOLDERS' EQUITY (notes G and H)
    Common stock - no par value;  authorized,
       50,000,000    shares;  issued and
       outstanding, 35,332,143 shares in 2001
       and 33,736,561 shares in 2000 ...........      2,511,657       2,347,932
    Accumulated deficit ........................     (2,479,513)     (2,191,494)
                                                   ------------    ------------
                                                          32,144         156,438
                                                   ------------    ------------

                                                   $     37,372    $    162,329
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS

                               Year ended July 31,


                                                       2001            2000
                                                   ------------    ------------

Revenues
    Other income (note D) ......................   $     33,050    $     32,585

Costs and expenses
    General and administrative .................        251,634         261,369
    Research and development ...................           --            90,000
    Outside services ...........................         68,308          54,529
    Depreciation and amortization ..............          1,127           1,755
                                                   ------------    ------------
                                                        321,069         407,653
                                                   ------------    ------------

                  Net loss before income taxes .       (288,019)       (375,068)

Provision for income taxes (note E) ............           --              --
                                                   ------------    ------------

                  NET LOSS .....................   $   (288,019)   $   (375,068)
                                                   ============    ============

Net loss per common share - basic ..............   $       (.01)   $       (.01)
                                                   ============    ============

Net loss per common share - diluted ............   $       (.01)   $       (.01)
                                                   ============    ============

Weighted average common shares
    outstanding - basic ........................     34,227,629      31,024,758
                                                   ============    ============

Weighted average common shares
    outstanding - diluted ......................     34,227,629      31,024,758
                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended July 31, 2001 and 2000

                                          Common stock
                                          no par value
                                    -------------------------   Accumulated
                                       Shares       Amount        deficit         Total
                                    -----------   -----------   -----------    -----------
Balance at August 1, 1999 .......    28,120,411   $ 1,819,468   $(1,816,426)   $     3,042

Issuance of common stock (note G)     5,616,150       528,464          --          528,464

Net loss ........................          --            --        (375,068)      (375,068)
                                    -----------   -----------   -----------    -----------

Balance at July 31, 2000 ........    33,736,561     2,347,932    (2,191,494)       156,438

Issuance of common stock (note G)     1,595,582       163,725          --          163,725

Net loss ........................          --            --        (288,019)      (288,019)
                                    -----------   -----------   -----------    -----------

Balance at July 31, 2001 ........    35,332,143   $ 2,511,657   $(2,479,513)   $    32,144
                                    ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of this statement.

                            STATEMENTS OF CASH FLOWS

                               Year ended July 31,

                                                                            2001         2000
                                                                         ---------    ---------

Cash flows from operating activities
    Cash received from subcontractor .................................   $  33,050    $  32,165
    Cash paid to suppliers and employees .............................    (304,580)    (320,330)
                                                                         ---------    ---------

                  Net cash used in operating activities ..............    (271,530)    (288,165)

Cash flows from financing activities
    Proceeds from sale of common stock ...............................     148,725      438,464
                                                                         ---------    ---------

                  NET INCREASE (DECREASE) IN CASH ....................    (122,805)     150,299

Cash at beginning of year ............................................     157,180        6,881
                                                                         ---------    ---------

Cash at end of year ..................................................   $  34,375    $ 157,180
                                                                         =========    =========


Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net loss .............................................................   $(288,019)   $(375,068)
Depreciation and amortization ........................................       1,127        1,755
Noncash compensation .................................................      15,000         --
Expense on issuance of common stock at a discount ....................        --         90,000
Change in assets and liabilities
    Decrease in prepaid expenses .....................................       1,025        4,530
    Decrease in accounts payable .....................................        (869)        (227)
    Increase (decrease) in accrued liabilities .......................         206       (1,521)
    Decrease in accounts and note payable to stockholders and officers        --         (7,634)
                                                                         ---------    ---------

                  Net cash used in operating activities ..............   $(271,530)   $(288,165)
                                                                         =========    =========

Noncash investing and financing activities:
-------------------------------------------

During 2001, the Company exchanged 150,000 shares of common stock in settlement of professional fees amounting to $15,000.

During 2000, the Company sold 1,000,000 shares of common stock to a affiliate at a discount which resulted in expense of $90,000.

       The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    Titan Technologies, Inc. (the "Company"), located in Albuquerque, New Mexico, invests in businesses developing new technology and markets a proprietary tire recycling process throughout the world.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    1.     Cash
           ----

    The Company maintains its cash in bank deposit accounts and money market funds which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.

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

    4.     Revenue Recognition
           -------------------

    Revenue from the license of technology for plants is recognized when all material services relating to the contract have been substantially performed by the Company. On contracts where the Company acts only as technical adviser during the construction, substantial performance is generally defined as installation of the catalyst. Any amounts received under the contracts prior to the installation of the catalyst are treated as deferred revenue and are not recognized as revenue until substantial performance under the contract has occurred or the contract has expired with no further obligation of the Company.

    Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

    5.     Net Loss Per Common Share
           -------------------------

    Net loss per common share is calculated using the weighted average number of shares outstanding during each year. For the years ended July 31, 2001 and 2000, basic and diluted loss per share were the same because the inclusion of options to purchase additional shares of stock (Notes G and H) were antidilutive.

                             July 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    6.     Use of Estimates
           ----------------

    The preparation of financial statements in conformity with auditing standards generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

NOTE B - MANAGEMENT'S PLANS FOR OPERATIONS

    The Company has experienced significant losses from operations in recent years and has used rather than provided cash in its operations.

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

    Management has taken the following steps to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

       o Improve marketing efforts for recycling plants and bring plastics technology to a marketable product.
       o Reduce operating and administrative expenses, and issue stock and notes payable where possible for payment of expenses.
       o Defer officer salaries if required.

NOTE C - SALE OF LICENSES AND MARKETING RIGHTS

    During the year ended July 31, 1996, the Company granted tire recycling license rights for Europe, Australia, New Zealand, and South Africa to a company. The agreement requires the payment of license fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants are scheduled for construction at July 31, 2001.

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

                             July 31, 2001 and 2000


NOTE D - RELATED PARTY TRANSACTIONS

    During 2001 and 2000, the Company was paid $32,050 and $32,165, respectively, for a Company employee used by a research company owned by a director of the Company.

NOTE E - INCOME TAXES

    The Company had no current or deferred income tax expense for the years ended July 31, 2001 and 2000.

    The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                                July 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------

      Tax benefit at statutory rates ...............    $ (97,926)    $(127,523)
      State taxes, net of federal
        income tax benefit .........................      (14,392)      (18,753)
      Change in valuation allowance ................      112,202        74,622
      Other ................................... ....          116        23,264
      Expiration of foreign tax credits ............         --          48,390
                                                        ---------     ---------

                                                        $    --       $    --
                                                        =========     =========

    At July 31, 2001, the Company has loss carryforwards of approximately $2,365,000, which can be used to reduce future taxable income and will expire 2005 through 2020.

    At July 31, 2001, the Company has a research credit of $49,076 available to offset income tax liabilities through 2006.

    Amounts of deferred tax assets and valuation allowance are as follows at July 31:

                                                           2001           2000
                                                         --------       --------

Deferred tax assets
    Net operating loss carryforwards .............       $922,281       $810,079
    Research credit ..............................         49,076         49,076
                                                         --------       --------
                                                          971,357        859,155
       Less valuation allowance ..................        971,357        859,155
                                                         --------       --------

                  Net deferred tax asset .........       $   --         $   --
                                                         ========       ========

    Due to a previous change in controlling ownership, the use of net operating losses of approximately $445,000 will be limited in any year to an amount determined by multiplying the value of the respective company's equity just prior to the ownership change by the federal long-term exempt rate. Any unused limitation may be carried forward and added to the next year's limitation.

                             July 31, 2001 and 2000


NOTE E - INCOME TAXES - CONTINUED

    Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss and credit carryforwards. A valuation allowance has been established for these deferred tax assets as management believes it is more likely than not they will not be realized.

NOTE F - RESEARCH AND DEVELOPMENT ARRANGEMENTS

    The Company has an arrangement with a research company owned by a director of the Company whereby that company will research a waste plastics recycling process using the Company's technology. Under the terms of the agreement, the company owned by the director purchased 1,000,000 shares of common stock at $.01 per share. As a result of this transaction, the Company recognized expense of $90,000 due to issuing common stock below its fair market value in the year ended July 31, 2000. Additionally, the research company is entitled to 50% of the net proceeds received by the Company as income resulting from the sale and/or licensing of product, plant technology or otherwise of its technology related to feedstock other than those for tires and pay the research company an amount derived from the revenue from tires computed as follows: 5% of the first $2,000,000 of net revenues, 3% of net revenue of $2,000,000 to $5,000,000, 2% of net revenue of $5,000,000 to
    $10,000,000, and 1% of all net revenue in excess of $10,000,000.

    In return, the Company will receive the findings and developments of the research company. Although the research company receives money under government and private grants, the Company is not a party to the grant contracts, conducts no research under the contracts, and has no obligation to repay any amounts under the contracts. No amounts were paid to the research company for the years ended July 31, 2001 and 2000.

NOTE G - COMMON STOCK

    In conjunction with the sale of common stock during the year ended July 31, 2000, the Company issued two individuals 265,000 shares of common stock for brokering the sale. Additionally, one consultant received an option to purchase 400,000 shares of common stock with an exercise price of $.10 which expires on March 15, 2005. None of the shares or options issued in fiscal 2001 or 2000 have been registered under the United States Securities Act of 1933 ("Securities Act").

    In March 1997, the Company exchanged 3,000,000 shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. The Company shares issued were not registered under the Securities Act and, as restricted securities, could be sold only upon compliance with Rule 144 under the Securities Act. Under a settlement agreement, the 3,000,000 shares of the common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. At July 31, 2001, the Company is seeking return of 2,000,000 shares of common stock from the former holders in Europe and the appropriate signatures from former stockholders to retire the 1,000,000 shares currently in the possession of the Company. Due to the uncertainty of the Company's ability to gain possession, all of the shares have been reflected as outstanding through July 31, 2001. Also, as part

                             July 31, 2001 and 2000


NOTE G - COMMON STOCK - CONTINUED

    of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

    The Company entered into an agreement with two legal consultants in May 1998, whereby the Company will pay each consultant $1,500 a month through May 2003 (see Note J) and granted each consultant options to purchase up to 150,000 shares of the Company's common stock at an exercise price per share equal to the bid price for such shares published by the National Quotation Bureau on the date of the agreement ($.26 per share). The consultants may terminate their services at any time without penalty. The options will be valid for the longer of the period ending five years from the date of the agreement or twelve months after the date that the Company has paid the consultants all consideration due under the agreement. The options or any portion thereof are assignable at any time to any person in a private transaction that does not violate the Securities Act, as amended.

NOTE H - STOCK OPTIONS

    In December 1998, the Company approved a stock option plan for issuance of up to 1,500,000 shares of stock to key employees and directors of the Company. The stock options vest immediately.

    The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would not have changed for the years ended July 31, 2001 and 2000 as no options were granted in fiscal 2001 and 2000, and all options were vested prior to 2000.

    A summary of the status of the Company's stock options as of July 31, 2001 and 2000 and changes during the years then ended is presented below.

                                               2001                 2000
                                        -------------------  -------------------
                                                   Weighted             Weighted
                                                   average              average
                                                   exercise             exercise
                                          Shares    price      Shares    price
                                        ---------  --------  ---------  --------

Outstanding at beginning of year ....   1,500,000   $0.16    1,500,000   $0.16
    Granted .........................        --       --          --       --
    Exercised .......................        --       --          --       --
Forfeited ...........................        --       --          --       --
                                        ---------   -----    ---------   -----

Outstanding at end of year ..........   1,500,000   $0.16    1,500,000   $0.16
                                        =========   =====    =========   =====

Options exercisable at year end .....   1,500,000   $0.16    1,500,000   $0.16
                                        =========   =====    =========   =====

                             July 31, 2001 and 2000


NOTE H - STOCK OPTIONS - CONTINUED

    The following table summarizes information about stock options outstanding at July 31, 2001:

                                               Weighted-
                                                average       Weighted-
                                               remaining       average
                             Number           contractual      exercise
                           outstanding           life           price
                           -----------        -----------    -----------

                            1,500,000            2.22           $.16

NOTE I - LITIGATION

    From time to time, the Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management and based upon advice of counsel, would not have a material effect on the Company's financial position or results of operations.

NOTE J - COMMITMENTS

    The Company entered into an agreement in 1998 for legal services. The minimum commitment payments are as follows:

                     2002                              $  36,000
                     2003                                 27,000
                                                       ---------
                                                       $  63,000
                                                       =========





ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Company's two (2) most recent fiscal years.

                                    PART III

ITEM 9:  DIRECTORS,  EXECUTIVE  OFFICERS  PROMOTERS  AND CONTROL PERSONS;
         COMPLIANCE   WITH  SECTION  16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K.

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

    10.       Material Contracts.

         10.1 Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.
         10.2 Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.

         10.3 Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

         10.4 Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

         10.5     Purchase  and   Nonexclusive   Licensing   Agreement  dated
                  July  21,  1994,   between  Titan  and   Geotechnologies
                  Corporation.

         10.6 Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corporation and Southeast Environmental Tire Recycling Corporation.

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

         10.7 Option agreement between the Registrant and Joseph Henry dated September 19, 1995.

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

         10.8 License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to
                  Europe,  South Africa and North and South America.

         10.9 Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.

         10.10 Agreement dated April 25, 1996, with Skoda Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.

         10.11    Addendum to Skoda Klatovy S.P.D  Agreement dated
                  April 25, 1996.

         10.12 Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

         10.13 Option agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

         10.14    Promissory Note dated September 24, 1996.

         10.15 Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

              21. Subsidiaries of the Small Business Issuer.
                  ------------------------------------------

              The Company has no subsidiaries

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b)  Reports on Form 8-K:

         No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON NOVEMBER 9, 2001. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE
REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES,
INC.,  3206  CANDELARIA  ROAD,  N.E.,  ALBUQUERQUE, NEW MEXICO 87107.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director

         Dated October 29, 2000

By:      Robert Simon
         ------------
         Robert Simon, Secretary

         Date:  October 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, Director

         Date: October 29, 2000

By:      Ronald E. Allred
         ----------------
         Dr. Ronald E. Allred, Director

         Date: October 29, 2000


By:      Jelle deBoer
         ------------
         Dr. Jelle deBoer, Director

         Date: October 29, 2000