Form 10QSB
period 2001-10-31
TITAN TECHNOLOGIES INC
filed 2001-12-14
CIK 932144

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

        For quarterly period ended October 31, 2001

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from     to

        Commission File Number:             0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

        NEW MEXICO                                              85-03388759
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


 The number of shares of the registrant's common stock outstanding as of
 November 26, 2001 was:       No Par Value Common             35,858,476

Transitional Small Business Format:  Yes [   ]    No   [ X ]

                         PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2001
                                    UNAUDITED
ASSETS

 Current Assets
  Cash .....................................................        $    34,894

 Property and Equipment, at cost
 Furniture and fixtures ....................................              5,407
 Machinery .................................................              7,706
                                                                    -----------
                                                                         13,113
 Less accumulated depreciation .............................             10,955
                                                                    -----------
      Net property and equipment ...........................              2,158

 Other Assets
  Accounts receivable - stockholder ........................                609
                                                                    -----------

                                                                    $    37,661
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable .........................................        $    12,182
  Other accrued liabilities ................................              3,142
                                                                    -----------
  Total Current Liabilities ................................             15,324

 Stockholders' Equity
  Common stock - no par value;
  authorized, 50,000,000 shares;
  issued and outstanding, 35,858,476 shares ................          2,564,957
  Accumulated deficit ......................................         (2,542,620)
                                                                    -----------
                                                                         22,337
                                                                    -----------

                                                                    $    37,661
                                                                    ===========

        The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended October 31
                                   UNAUDITED

                                                      2001             2000
                                                  ------------     ------------
REVENUES
 Other income ................................    $      4,960     $      9,040
                                                  ------------     ------------
COSTS AND EXPENSES

 General and administrative ..................          58,838           57,603
 Outside services ............................           9,000           37,521
 Depreciation ................................             230              279
                                                  ------------     ------------
                                                        68,068           95,403

 Loss before income taxes ....................         (63,108)         (86,363)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $    (63,108)    $    (86,363)
                                                  ============     ============

 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      35,424,035       33,797,116
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

        The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                     For the Three Months Ended October 31
                                   UNAUDITED

                                                          2001           2000
                                                       ---------      ---------
Cash flows from operating activities
 Cash received from subcontractor ................     $   4,960      $   9,040
 Cash paid for suppliers and employees ...........       (57,741)       (94,720)
                                                       ---------      ---------
 Net cash used in operating activities ...........       (52,781)       (85,680)

Cash flows from financing activities
 Proceeds from sale of common stock ..............        53,300         15,500
                                                       ---------      ---------

 Net increase (decrease) in cash .................           519        (70,180)

 Cash at beginning of year .......................        34,375        157,180
                                                       ---------      ---------

 Cash at end of period ...........................     $  34,894      $  87,000
                                                       =========      =========
Reconciliation of Net Loss to Net Cash
Used in Operating Activities

Net Loss .........................................     $ (63,108)     $ (86,363)
 Depreciation ....................................           230            279
 Changes in assets and liabilities
 Decrease in prepaid expenses ....................          --            1,025
 Increase (decrease)  in accounts payable ........        10,216           (724)
 (Decrease) increase in accrued liabilities ......          (119)           103
                                                       ---------      ---------

Net cash used in operating activities ............     $ (52,781)     $ (85,680)
                                                       =========      =========

        The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 2001 and 2000


1)  BASIS OF PRESENTATION

The balance sheet at October 31, 2001 and the statements of operations for the three months ended October 31, 2001 and 2000 and statements of cash flows for the three months ended October 31, 2001 and 2000 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2001. The results of operations for the three months ended October 31, 2001 are not necessarily indicative of operating results for the full year.


2)  ISSUANCE OF COMMON STOCK

During the three months ended October 31, 2000 the Company sold 119,999 shares of common stock for which it received $15,500.

During the three months ended October 31, 2001 the Company sold 526,333 shares of common stock for which it received $53,300.


3)  NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same because the inclusion of options on 1,900,000 shares of common stock at an average exercise price of $.15 are antidilutive.


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

Management believes that these steps will allow the Registrant to continue as a going concern in the immediate future, together with results of on going efforts to raise working capital through licensing agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the Registrant's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the three months ended October 31, 2001, the Company had no licensing revenue. No plants are scheduled for construction at October 31, 2001.

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

In recent months, the Company has been concentrating its efforts to license its technology in the United States because it believes that its tire recycling technology has been proven at commercial scale through operation of the Taiwan plant. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement, although joint venture arrangements in which the Company would be involved in operation and ownership of plants are also under consideration. Although the Company is optimistic that recent results in producing readily marketable activated carbon from tire derived carbon black enhances the probability that one or more U.S. plants will be built using the Company's technology, there can be no assurance that the Company will be successful in its U.S. licensing or joint venture efforts or, if successful, what the amount of the up-front payment or production royalties will be.

As a result of activities by management, general and administrative expenses increased $1,235 to $58,838 and outside services decreased $28,521 to $9,000 for the three months ended October 31, 2001 compared to the three months ended October 31, 2000, primarily due to decreased research activities.

Financial Condition
-------------------

The Company's liquidity increased in the three months ended October 31, 2001 as cash increased by $519 since July 31, 2001. Operations used $52,781 compared to the same period of the prior year in which operations used $85,680.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.


ITEM 2.  CHANGES IN SECURITIES

During the first quarter ended October 31, 2001, the Company sold common stock to three investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



          Date            Shares Issued           Cash Received
        --------          -------------           -------------
        09/12/01                 13,333                 $ 2,000
        09/24/01                100,000                  10,000
        10/09/01                200,000                  20,000
        10/15/01                200,000                  20,000
        10/23/01                 13,000                   1,300
                          -------------           -------------

                                526,333                 $53,300
                          =============           =============

We relied on Rule 147 and Section 4(2) of the Securities Act of 1933 for exemption from the registration requirements of the Securities Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied and ask questions of Management. Additionally, we obtained a representation from each of the acquiring persons representing the intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock carry a legend restricting transfer of the securities represented. Furthermore, we have issued stop transfer instructions to Securities Transfer Corporation, the transfer agent for the common stock, covering the certificates representing the common stock issued in the above-described transactions.


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

        TITAN TECHNOLOGIES, INC.

November 26, 2001  Ronald L. Wilder
                   -----------------------------------------------------
                   Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.