Form 10QSB
period 2002-01-31
TITAN TECHNOLOGIES INC
filed 2002-03-11
CIK 932144

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

        For quarterly period ended                    January 31, 2002

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

                                      N/A
             (Former name, former address, and former three-months,
                         if changed since last report)"

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was "required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No  [ ]

     The number of shares of the registrant's common stock outstanding as of
February 14, 2002 was:    No Par Value Common                     36,542,476

Transitional Small Business Format:          Yes  [ ]    No  [X]

                         PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2002
                                    UNAUDITED
ASSETS

 Current Assets
  Cash .....................................................        $    12,903

  Property and Equipment, at cost
  Furniture and fixtures ...................................              5,407
  Machinery ................................................              7,706
                                                                    -----------
                                                                         13,113
  Less accumulated depreciation ............................             11,186
                                                                    -----------
   Net property and equipment ..............................              1,927

  Other Assets
  Accounts receivable - stockholder ........................                609
                                                                    -----------

                                                                    $    15,439
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable .........................................        $    19,744
  Other accrued liabilities ................................              3,589
                                                                    -----------
  Total Current Liabilities ................................             23,333

 Stockholders' Equity
  Common stock - no par value; authorized,
   50,000,000 shares;
  issued and outstanding, 36,198,476 shares ................          2,598,957
  Accumulated deficit ......................................         (2,606,851)
                                                                    -----------
                                                                         (7,894)
                                                                    -----------

                                                                    $    15,439
                                                                    ===========

         The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended January 31
                                   UNAUDITED

                                                      2002             2001
                                                  ------------     ------------
REVENUES
 Other income ................................    $      6,450     $      8,220
                                                  ------------     ------------
COSTS AND EXPENSES

 General and administrative ..................          57,679           74,480
 Outside services ............................          12,770           15,280
 Depreciation ................................             231              278
                                                  ------------     ------------
                                                        70,680           90,038

 Loss before income taxes ....................         (64,230)         (81,818)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $    (64,230)    $    (81,818)
                                                  ============     ============
 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      35,958,032       34,084,597
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

         The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Six Months Ended January 31
                                   UNAUDITED

                                                      2002             2001
                                                  ------------     ------------
REVENUES
 Other income ................................    $     11,410     $     17,260
                                                  ------------     ------------
COSTS AND EXPENSES

 General and administrative ..................         116,517          132,083
 Outside services ............................          21,770           52,801
 Depreciation ................................             461              557
                                                  ------------     ------------
                                                       138,748          185,441

 Loss before income taxes ....................        (127,338)        (168,181)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $   (127,338)    $   (168,181)
                                                  ============     ============
 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      35,691,367       33,940,856
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

         The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For the Six Months Ended January 31
                                   UNAUDITED

                                                            2002         2001
                                                         ---------    ---------
Cash flows from operating activities
 Cash received from subcontractor ....................   $  11,410    $  17,260
 Cash paid for suppliers and employees ...............    (120,182)    (174,164)
                                                         ---------    ---------

 Net cash used in operating activities ...............    (108,772)    (156,904)

Cash flows from financing activities
 Proceeds from sale of common stock ..................      87,300       42,500
                                                         ---------    ---------

 Net decrease in cash ................................     (21,472)    (114,404)

 Cash at beginning of year ...........................      34,375      157,180
                                                         ---------    ---------

 Cash at end of period ...............................   $  12,903    $  42,776
                                                         =========    =========
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities

Net Loss .............................................   $(127,338)   $(168,181)
Adjustments to reconcile net loss to net
 cash used in Operating Activities:
 Depreciation ........................................         461          557
 Changes in assets and liabilities
  Decrease in prepaid expenses .......................        --          1,025
  Increase in accounts payable .......................      17,778        9,123
  Increase in accrued liabilities ....................         327          572
                                                         ---------    ---------

Net cash used in operating activities ................   $(108,772)   $(156,904)
                                                         =========    =========

        The accompanying notes are an integral part of these statements

                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                           January 31, 2001 and 2000

1) BASIS OF PRESENTATION

The balance sheet at January 31, 2002 and the statements of operations for the three months and six months ended January 31, 2002 and 2001 and statements of cash flows for the six months ended January 31, 2002 and 2001 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2001. The results of operations for the six months ended January 31, 2002 are not necessarily indicative of operating results for the full year.


2)  ISSUANCE OF COMMON STOCK

During the six months ended January 31, 2001 the Company sold 383,332 shares of common stock for which it received $42,500.

During the six months ended January 31, 2002 the Company sold 866,333 shares of common stock for which it received $87,300.


3)  NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same for the three months and six months ended January 31, 2002 and 2001 because the inclusion of options on 1,900,000 shares of common stock at an average exercise price of $.16 are antidilutive.


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

Management believes that these steps will allow the Company to continue as a going concern in the immediate future, together with results of on going efforts to raise working capital through licensing of agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the Company's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Results of Operations should be read in connection with the Company's financial statements and notes thereto. Information discussed herein includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company's technology; the Company's ability to license its technology for additional plants; the ability of licensees to obtain financing for such plants; the ability of any additional plants, if financed, constructed and operated, to perform in accorcance with expectation; and other risk factors listed in this Form 10-QSB or listed from time to time in documents filed by the Company with the Secruities and Exchange Commission.

Results of Operations
---------------------

During the six months ended January 31, 2002, the Company had no licensing revenue. No plants are scheduled for construction at January 31, 2002.

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

As a result of activities by management, general and administrative expenses decreased $15,566 to $116,517 and outside services decreased $31,031 to $21,770 for the six months ended January 31, 2002 compared to the six months ended January 31, 2001, primarily due to decreased research activities.

As a result of activities by management, general and administrative expenses decreased $16,801 to $57,679 and outside services decreased $2,510 to $12,770 for the three months ended January 31, 2002 compared to the htree months ended January 31, 2001, primarily due to decreased research activities.

Financial Condition
-------------------

The Company's liquidity decreased in the six months ended January 31, 2002 as cash decreased by $21,472 since July 31, 2001. Operations used $108,772 compared to the same period of the prior year in which operations used $156,904. Proceeds from the sale of common stock was $87,300 during the six months ended January 31, 2002, compared to $42,500 for the same period in 2001.

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

Management believes that these steps will allow the Company to continue as a going concern in the immediate future, together with results of on going efforts to raise working capital through licensing of agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the Company's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES

During the six months ended January 31, 2002, we sold common stock to eight investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


          Date               Shares Issued         Cash Received
        --------             -------------         -------------
         9/12/01                 13,333               $ 2,000
         9/24/01                100,000                10,000
         10/9/01                200,000                20,000
        10/15/01                200,000                20,000
        10/23/01                 13,000                 1,300
        12/17/01                150,000                15,000
        01/02/02                 30,000                 3,000
        01/08/02                 10,000                 1,000
        01/15/02                100,000                10,000
        01/25/02                 50,000                 5,000
                                -------               -------

                                866,333               $87,300
                                =======               =======

We relied on Section 4(2) of the Securities Act of 1933 for exemption from the registration requirements of the Securities Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from each of the acquiring persons representing the intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock carry a legend restricting transfer of the securities represented. Furthermore, we have issued stop transfer instructions to Jersey Transfer & Trust Co., the transfer agent for the common stock, covering the certificates representing the common stock issued in the above-described transactions.

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

                          TITAN TECHNOLOGIES, INC.

February 14, 2002         Ronald L. Wilder
                          -----------------------------------------------------
                          Ronald L. Wilder, President, Chief Executive Officer,
                          Chief Financial Officer and Chief Accounting Officer.