Form 10QSB
period 2002-04-30
TITAN TECHNOLOGIES INC
filed 2002-06-13
CIK 932144

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

        For quarterly period ended         April 30, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was "required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__. No_____.

The number of shares of the registrant's common stock outstanding as of June 3,
  2002 was:    No Par Value Common                     37,237,476

Transitional Small Business Format:          Yes ________    No ____X____




                         PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2002
                                    UNAUDITED

ASSETS

 Current Assets
  Cash .....................................................        $    48,019

 Property and Equipment, at cost
  Furniture and fixtures ...................................              5,407
  Machinery ................................................              7,706
                                                                    -----------
                                                                         13,113
  Less accumulated depreciation ............................             11,417
                                                                    -----------
    Net property and equipment .............................              1,696

 Other Assets ..............................................                609
                                                                    -----------

                                                                    $    50,324
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable .........................................        $     7,119
  Other accrued liabilities ................................              3,033
                                                                    -----------
  Total Current Liabilities ................................             10,152

 Stockholders' Equity
  Common stock - no par value; authorized,
  50,000,000 shares;issued and outstanding,
  37,237,476 shares ........................................          2,702,857
  Accumulated deficit ......................................         (2,662,685)
                                                                    -----------
                                                                         40,172
                                                                    -----------

                                                                    $    50,324
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30
                                   UNAUDITED

                                                      2002             2001
                                                  ------------     ------------
REVENUES
 Other income ................................    $      9,230     $      8,530
                                                  ------------     ------------
COSTS AND EXPENSES

 General and administrative ..................          52,603           50,626
 Outside services ............................          12,230            6,507
 Depreciation ................................             231              279
                                                  ------------     ------------
                                                        65,064           57,412

 Loss before income taxes ....................         (55,834)         (48,882)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $    (55,834)    $    (48,882)
                                                  ============     ============
 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      36,607,254       34,304,504
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

       The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For The Nine Months Ended April 30
                                   UNAUDITED

                                                      2002             2001
                                                  ------------     ------------
REVENUES
 Other income ................................    $     20,640     $     25,790
                                                  ------------     ------------
COSTS AND EXPENSES

 General and administrative ..................         169,120          182,709
 Outside services ............................          34,000           59,308
 Depreciation ................................             692              836
                                                  ------------     ------------
                                                       203,812          242,853

 Loss before income taxes ....................        (183,172)        (217,063)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $   (183,172)    $   (217,063)
                                                  ============     ============

 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      36,014,422       34,181,430
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.01)    $      (0.01)
                                                  ============     ============

       The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended April 30
                                   UNAUDITED

                                                         2002           2001
                                                       ---------      ---------
Cash flows from operating activities
 Cash received from subcontractor ................     $  20,640      $  25,790
 Cash paid for suppliers and employees ...........      (190,696)      (239,467)
                                                       ---------      ---------
 Net cash used in operating activities ...........      (170,056)      (213,677)

Cash flows from financing activities
 Proceeds from sale of common stock ..............       183,700         74,500
                                                       ---------      ---------

 Net increase (decrease) in cash .................        13,644       (139,177)

 Cash at beginning of year .......................        34,375        157,180
                                                       ---------      ---------

 Cash at end of period ...........................     $  48,019      $  18,003
                                                       =========      =========
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities

Net Loss .........................................     $(183,172)     $(217,063)
Adjustments to reconcile net loss to
net cash used in Operating Activities:
 Depreciation ....................................           692            836
 Noncash compensation ............................         7,500           --
 Changes in assets and liabilities
 Decrease in prepaid expenses ....................          --            1,025
 Increase (decrease) in accounts payable .........         5,153           (279)
 (Decrease) increase in accrued liabilities ......          (229)         1,804
                                                       ---------      ---------

Net cash used in operating activities ............     $(170,056)     $(213,677)
                                                       =========      =========

During the quarter ended April 30, 2002, the Company exchanged 75,000 shares of common stock in settlement of professional fees amounting to $7,500.

       The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                            April 30, 2002 and 2001

1) BASIS OF PRESENTATION

The balance sheet at April 30, 2002 and the statements of operations for the three months and nine months ended April 30, 2002 and 2001 and statements of cash flows for the nine months ended April 30, 2002 and 2001 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at July 31, 2001. The results of operations for the nine months ended April 30, 2002 are not necessarily indicative of operating results for the full year.

2)  ISSUANCE OF COMMON STOCK

During the nine months ended April 30, 2001 the Company sold 703,332 shares of common stock for which it received $74,500.

During the nine months ended April 30, 2002 the Company sold 1,830,333 shares of common stock for which it received $183,700. Additionally, the Company exchanged 75,000 shares of common stock for professional services provided amounting to $7,500.

3)  NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same for the three months and nine months ended April 30, 2002 and 2001 because the inclusion of options on 1,900,000 shares of common stock at an average exercise price of $.16 are antidilutive.

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

Management believes that these steps will allow the Company to continue as a going concern in the immediate future, together with results of ongoing efforts to raise working capital through licensing of agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the Company's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Results of Operations should be read in connection with the Company's financial statements and notes thereto. Information discussed herein includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company's technology; the Company's ability to license its technology for additional plants; the ability of licensees to obtain financing for such plants; the ability of any additional plants, if financed, constructed and operated, to perform in accordance with expectation; and other risk factors listed in this Form 10-QSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Results of Operations
---------------------

During the nine months ended April 30, 2002, the Company had no licensing revenue. No plants are scheduled for construction at April 30, 2002.

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

As a result of activities by management, general and administrative expenses decreased $13,589 to $169,120 and outside services decreased $25,308 to $34,000 for the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001, primarily due to decreased research activities.

As a result of activities by management, general and administrative expenses increased $1,977 to $52,603 and outside services increased $5,723 to $12,230 for the three months ended April 30, 2002 compared to the three months ended April 30, 2001, primarily due to increased research activities.


Financial Condition
-------------------

The Company's liquidity increased in the nine months ended April 30, 2002 as cash increased by $13,644 since July 31, 2001. Operations used $170,056 compared to the same period of the prior year in which operations used $213,677. Proceeds from the sale of common stock was $183,700 during the nine months ended April 30, 2002, compared to $74,500 for the same period in 2001.

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


ITEM 2.  CHANGES IN SECURITIES

During the nine months ended April 30, 2002, we sold common stock to fourteen investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



        Date                 Shares Issued         Cash Received
        9/12/01                  13,333              $  2,000
        9/24/01                 100,000                10,000
        10/9/01                 200,000                20,000
        10/15/01                200,000                20,000
        10/23/01                 13,000                 1,300
        12/17/01                150,000                15,000
        01/02/02                 30,000                 3,000
        01/08/02                 10,000                 1,000
        01/15/02                100,000                10,000
        01/25/02                 50,000                 5,000
        02/01/02                220,000                22,000
        02/05/02                 24,000                 2,400
        02/08/02                100,000                10,000
        03/29/02                135,000                13,500
        04/10/02                235,000                23,500
        04/11/02                 50,000                 5,000
        04/15/02                200,000                20,000
                              ---------              --------
                              1,830,333              $183,700
                              =========              ========

Additionally, the Company exchanged 75,000 shares of common stock for professional services provided amounting to $7,500.

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

                TITAN TECHNOLOGIES, INC.

June 3, 2002    Ronald L. Wilder
                -----------------------------------------------------
                Ronald L. Wilder, President, Chief Executive Officer,
                Chief Financial Officer and Chief Accounting Officer.