Form 10KSB
period 2002-07-31
TITAN TECHNOLOGIES INC
filed 2002-10-29
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25024


                            TITAN TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)


          New Mexico                                  85-0206831
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  3206 Candelaria Road, N.E., Albuquerque, New Mexico                 87107
  ---------------------------------------------------                 -----
       (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number: (505) 884-0272

Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class              Name of Exchange on which registered
      -------------------              ------------------------------------
   No ParValue Common Stock                           None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $28,460.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of October 25, 2002: $7,582,045.

The number of shares outstanding of the Registrant's No Par Value common stock, as of October 25, 2002, was: 37,910,226 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference herein:

  Part III - Items 9, 10, 11 and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 20, 2002, which will be filed with the Commission within 120 days prior to the end of the fiscal year ended July 31, 2002.

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

         Historically, much of Titan's business was performed through Tire Recycling Technologies Corporation ("TRTC"), formerly a wholly owned subsidiary which was merged into Titan during 1999. TRTC was directly involved in licensing the Company's proprietary technology, as well as construction of two plants in South Korea. Both Korean plants have reportedly been shut down because of the economic downturn in the South Korean economy and the insolvency of the owners, which reportedly was unrelated to operation of the plants. The Company has been informally advised that these plants may resume operations under different ownership but, to the knowledge of Titan, there have been no changes of ownership during the last fiscal year and Titan has not received any current information on the status of these plants. A third plant utilizing the Company's tire recycling technology was in operation in Taiwan for more than three years by Forest All Industry Corporation. Titan has recently been advised verbally that the Taiwan plant has been closed as a result of lack of supply of tires but has not been furnished with any details as to either the shut down or reasons for the lack of tire supply. Forest All has never provided the Company with written operating results and product information for this plant, contrary to written obligations of Forest All to provide such information.

         Recycling of tires using the Titan technology results in production of oil (similar in quality to fuel oil), scrap steel and carbon black. Forest All verbally reported that it was able to readily market the oil and carbon black into Asian markets and that it was stockpiling the scrap steel (a minor part of production) for future disposal. Forest All also advised the Company that pilot plant research successfully produced activated carbon from the carbon black and that Forest All planned to implement commercial production of activated carbon, which was expected to significantly improve the financial results of operation. The Company never received any written information concerning these results or plans, notwithstanding representations from Forest All that such information would be forthcoming. See "Products and Marketing" below.

         During the last three fiscal years, Titan representatives visited the Forest All plant in Taiwan on several occasions with the objective of establishing a new tire recycling plant in the United States (or other parts of the world) pursuant to a joint venture between the parties. On June 27, 2000, Titan and Forest All entered into a non-binding Letter of Intent to accomplish this objective. Progress under the Letter of Intent has been non-existent and will not result in construction of a new plant in the United States or elsewhere. Titan does not have current information as to the status of Forest All's efforts to produce activated carbon, but Titan's own independent research has indicated that the carbon black produced by pyrolysis of tires can be further processed into marketable activated carbon using conventionally available equipment. Irrespective of Forest All's efforts, Titan intends to focus on this aspect of its technology in the immediate future.

         On the basis of the plant visits and discussions between the parties, Titan believes that the Forest All operations established the commercial viability of the Company's tire recycling technology even though Forest All modified the original plant design to accommodate geotechnical restrictions imposed on construction by governmental authorities. In this regard, Titan also believes that plant throughput can be improved and operations simplified in a new plant by staying with original design specifications.

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

Business Development

         The three plants in Asia were constructed as a result of a marketing agreement entered into during 1993 between Titan and Dowon Company, Ltd. ("Dowon"), a South Korean company affiliated with Dong Kook Steel Material Company, Ltd. Pursuant to this agreement, the Company's tire recycling technology was exclusively licensed to Dowon for use in Asia, except for certain Asiatic portions of the Commonwealth of Independent States. In order to encourage construction of plants and use of the Company's TRTM technology, Titan informally waived royalty rights for the two Korean plants but believed it could receive future production royalties from the Taiwan plant. As described above, however, the Taiwan plant is reportedly not operating and the Company does not expect that any royalties will be paid.

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

         At present, Titan is involved in discussions and negotiations with four different parties with respect to licensing of its technology and construction of an initial tire recycling plant in the United States. Although there can be no assurance that these discussions will result in licensing fees to the Company or construction of a tire recycling plant in the United States, management believes that each of the parties involved in such discussions is seriously interested in proceeding with a tire recycling plant in the United States and that all of such parties have access to the funds required for construction and operation of a tire recycling plant. Titan estimates that approximately $15 million will be required for construction and start up of a new plant (including a circuit for production of activated carbon and initial license fees to the Company),which would have the capability to process 100 tons of tires per day.

         In addition to its tire recycling technology, Titan has continued to work with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic recovered from automobile salvage ("fluff"). Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap.


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

          Recent studies indicate that oil production could be increased to about 325 barrels per day (107,250 barrels annually) through condensation of gasses which were previously contemplated to be used as fuel for process heat.

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

         In order to enhance marketability of the carbon black through the TRTM process, Titan has been working on process additions to convert the carbon black into activated carbon. Activated carbon is a product which can be used in removal of toxic wastes from flue gases (coal-fired plants) and in waste-water purification. Activated carbon commands a significantly higher market price than the price for carbon black. The results of this work are particularly important to Titan because the carbon black recovered in the TRTM process is the largest portion of material produced through tire recycling. The Company is encouraged as a result of work conducted to date by its independent contractors and results reported by Forest All.

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

Review of 2002

General:

         During the fiscal year ended July 31, 2002, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several of such inquiries have resulted in serious discussions and negotiations, some of which are continuing to date. The Company is optimistic that 2003 will be a "breakthrough" year in which it will be able to see firm arrangements in place for construction and operation of a fourth plant using its tire recycling technology.

         The primary resistance encountered to date in establishing a U.S. or European TRTM plant has been establishing a market for the carbon product, which will be generated at the rate of about 25 tons per day of carbon black for a fully operational plant. However, the Company believes that significant progress has been made in converting the carbon black into activated carbon, which appears to have much greater potential for achieving market entry on an accelerated basis. As a part of this effort, Titan engaged test facilities to
(i) pelletize a bulk sample of raw carbon black shipped from the Forest All plant in Taiwan and (ii) process the pelletized carbon black into activated carbon using off-the-shelf technology. Both tests were successful and were conducted on sufficient quantities of the TRTM-produced carbon black to demonstrate that activation can produce what appears to be marketable activated carbon.

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

Asia

         The Taiwan plant constructed by Forest All has demonstrated the ability to operate on a continuous basis. Based upon visits to the plant and verbal information furnished by Forest All, the Company's management believes that a TRTM plant is capable of operating at design capacity and within projected operating costs.

         During fiscal year 2002, the Company has become aware that the Taiwan plant may have stopped operating due to a lack of tires available in quantities necessary to operate the Taiwan plant. The Company believes the main reason why the Taiwan plant does not have the necessary feed stock of tires is due to the Taiwan government's diversion of the tires to the production of electricity.

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

Research and Development

         Fiscal 2002 continued the on-going process (at a reduced level) by Titan to develop other recycling technologies for electronic scrap and plastics recovered from automobile salvage fluff. These efforts have been conducted in conjunction with Adherent and continue to represent a significant potential for independent recycling plants, as well as for expansion of processing capability of plants based upon the TRTM technology.

Outlook

         During the fiscal year ending July 31, 2003, the Company's efforts will continue to be directed toward development of new operations in the North American, European and Asian markets. This will include:

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

o Completion of contractual arrangements to license the construction and operation of a TRTM plant in the United States for either recycling tires or electronic scrap or both.

         Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate. For example, it is estimated that more than 3 billion tires are now in U.S. dumps and that tire stockpiles continue to grow. Similarly, Titan and Adherent will continue to direct research with respect to electronic waste and auto fluff, both of which contain a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan processes. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercially viable basis based upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue work with the objective of establishing commercial processes in these technologies.

         Fiscal year 2003 will be a major challenge for Titan, and the Company believes it is essential to complete a licensing transaction for its TRTM technology during the year. The Company recognizes that its future ability to raise working capital through continued private placements of its common stock is limited and that a licensing transaction for the TRTM technology could be critical to the Company's survival and success.

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

         The only technology comparable to Titan's continuous process is another pyrolysis process, which operates at much higher temperatures and on a "batch" basis. However, they are believed to rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber. The Scrap Tire Management Council has observed, "the volume capability of paralysis is negligible". Furthermore, due to the high temperatures employed in conventional pyrolysis, the by-products recovered from the scrap tire rubber are of a lower, less marketable quality than those derived through the TRTM process as demonstrated at its Taiwan plant. Because the TRTM process operates efficiently at temperatures of approximately 450 degrees Fahrenheit, the oil and carbon black recovered through the TRTM process undergo minimal degradation and have higher market values than non TRTM pyrolytic byproducts.

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

Plastics

         The Company believes that its plastic recycling technology (developed with the assistance of Adherent) is ready for commercial implementation. Titan's objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected and financing arranged for the construction of an initial plant during 2003, either involving Titan as a participant or through a license or joint venture arrangement with others.

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

Employees.

         The Registrant has three full time employees, each of whom is presently paid at the rate of $3,500 per month.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2002.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information: The Company's common stock is listed on the bulletin board under he symbol "TITT" and is traded over-the-counter. The high and low bid prices for the Company's common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

                  Quarter Ended                      High              Low
                  -------------                      ----              ---

         Quarter ended September 30, 2000           $0.37             $0.19
         Quarter ended December 31, 2000            $0.29             $0.16
         Quarter ended March 31, 2001               $0.26             $0.14
         Quarter ended June 30, 2001                $0.28             $0.16
         Quarter ended September 30, 2001           $0.20             $0.19
         Quarter ended December 31, 2001            $.019             $0.19
         Quarter ended March 31, 2002               $0.23             $0.21
         Quarter ended June 30, 2002                $0.25             $0.21

Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders:   At  October  25,  2002,  the  Company  had approximately 979 shareholders of record.


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

         The delay in achieving full commercial operation of the TRTM plants in Korea and Taiwan continues to have an adverse impact upon the Company's ability to market additional plants. As described above, the two Korean plants are not currently operating because of unrelated financial difficulties of their owner. Prospective licensees of the TRTM technology often desire to obtain written operating results for the ongoing operations of the Taiwan plant (including information with respect to marketability of products) to measure the commercial potential of a new plant. To date, written information has not been furnished to the Company or prospective licensees by Forest All, the Taiwanese licensee. In view of the reported shut-down of the Forest All plant, it is not expected that additional information will be forthcoming. Nevertheless, the Company reasonably believes that physical observations of operations at the Taiwan plant, together with Forest All's verbal information provided, demonstrate to any prospective licensee that the technology performs in line with expectations and that new plants can be profitable in the United States, Europe, and other areas of the world.

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

         - Financial Condition and Cash Requirements

         The Company's cash position decreased to $12,728 at July 31, 2002 from $34,375 at July 31, 2001. Following the end of the fiscal year, the Company sold additional shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended. The proceeds of these limited sales ($42,500) and the Company's cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

         The Company's costs and expenses of operations were $276,696 during fiscal 2002, primarily resulting from the Company's efforts to license a plant in the United States or Europe, to inspect and examine operations of the Taiwan plant and to conduct research and development for applications of new technology. There was no operating income during the 2002 fiscal year and other income (Note D to the financial statements) was only $28,460. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees. These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

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

ITEM 7:  FINANCIAL STATEMENTS.



               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Titan Technologies, Inc.

We have audited the accompanying balance sheets of Titan Technologies, Inc. as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




GRANT THORNTON LLP

Oklahoma City, Oklahoma
August 28, 2002

                            Titan Technologies, Inc.

                                 BALANCE SHEETS

                                    July 31,


                                   ASSETS              2002            2001
                                                   ------------    ------------

CURRENT ASSETS
    Cash .......................................   $     12,728    $     34,375

PROPERTY AND EQUIPMENT - AT COST
    Furniture and fixtures .....................          5,407           5,407
    Machinery ..................................          7,706           7,706
                                                   ------------    ------------
                                                         13,113          13,113
       Less accumulated depreciation ...........         11,648          10,725
                                                   ------------    ------------
                                                          1,465           2,388

OTHER ASSETS ...................................            609             609
                                                   ------------    ------------

                                                   $     14,802    $     37,372
                                                   ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...........................   $      6,822    $      1,966
    Other accrued liabilities ..................          3,097           3,262
                                                   ------------    ------------

                  Total current liabilities ....          9,919           5,228

COMMITMENTS AND CONTINGENCIES (notes C, F and G)           --              --

STOCKHOLDERS' EQUITY (notes G and H)
    Common stock - no par value;  authorized,
       50,000,000 shares; issued and outstanding,
       37,485,226 shares in 2002 and 35,332,143
       shares in 2001 ..........................      2,732,632       2,511,657
    Accumulated deficit ........................     (2,727,749)     (2,479,513)
                                                   ------------    ------------
                                                          4,883          32,144
                                                   ------------    ------------

                                                   $     14,802    $     37,372
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                           Titan Technologies, Inc.

                            STATEMENTS OF OPERATIONS

                               Year ended July 31,


                                                     2002              2001
                                                 ------------      ------------

Revenues
    Other income (note D) ..................     $     28,460      $     33,050

Costs and expenses
    General and administrative .............          220,773           251,634
    Outside services .......................           55,000            68,308
    Depreciation and amortization ..........              923             1,127
                                                 ------------      ------------
                                                      276,696           321,069
                                                 ------------      ------------

         Net loss before income taxes ......         (248,236)         (288,019)

Provision for income taxes (note E) ........             --                --
                                                 ------------      ------------

         NET LOSS ..........................     $   (248,236)     $   (288,019)
                                                 ============      ============

Net loss per common share -
    basic and diluted ......................     $       (.01)     $       (.01)
                                                 ============      ============

Weighted average common shares
    outstanding - basic and diluted ........       36,375,840        34,227,629
                                                 ============      ============


 The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.

                       STATEMENT OF STOCKHOLDSERS' EQUITY

                       Years ended July 31, 2002 and 2001


                                           Common stock
                                           no par value
                                    -------------------------   Accumulated
                                       Shares       Amount        deficit         Total
                                    -----------   -----------   -----------    -----------

Balance at August 1, 2000 .......    33,736,561   $ 2,347,932   $(2,191,494)   $   156,438

Issuance of common stock (note G)     1,595,582       163,725          --          163,725

Net loss ........................          --            --        (288,019)      (288,019)
                                    -----------   -----------   -----------    -----------

Balance at July 31, 2001 ........    35,332,143     2,511,657    (2,479,513)        32,144

Issuance of common stock (note G)     2,153,083       220,975          --          220,975

Net loss ........................          --            --        (248,236)      (248,236)
                                    -----------   -----------   -----------    -----------

Balance at July 31, 2002 ........    37,485,226   $ 2,732,632   $(2,727,749)   $     4,883
                                    ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of this statement.

                            Titan Technologies, Inc.

                            STATEMENTS OF CASH FLOWS

                               Year ended July 31,


                                                         2002           2001
                                                       ---------      ---------

Cash flows from operating activities
  Cash received from subcontractor ...............     $  28,460      $  33,050
  Cash paid to suppliers and employees ...........      (256,082)      (304,580)
                                                       ---------      ---------

     Net cash used in operating activities .......      (227,622)      (271,530)

Cash flows from financing activities
  Proceeds from sale of common stock .............       205,975        148,725
                                                       ---------      ---------

     NET DECREASE IN CASH ........................       (21,647)      (122,805)

Cash at beginning of year ........................        34,375        157,180
                                                       ---------      ---------

Cash at end of year ..............................     $  12,728      $  34,375
                                                       =========      =========


Reconciliation of Net Loss to Net Cash
Used in Operating Activities

Net loss .........................................     $(248,236)     $(288,019)
Depreciation and amortization ....................           923          1,127
Noncash compensation .............................        15,000         15,000
Change in assets and liabilities
  Decrease in prepaid expenses ...................          --            1,025
  Increase (decrease) in accounts payable ........         4,856           (869)
  Increase (decrease) in accrued liabilities .....          (165)           206
                                                       ---------      ---------

     Net cash used in operating activities .......     $(227,622)     $(271,530)
                                                       =========      =========


Noncash investing and financing activities:

During both 2002 and 2001, the Company exchanged 150,000 shares of common stock in settlement of professional fees amounting to $15,000.

        The accompanying notes are an integral part of these statements.

                            Titan Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2002 and 2001


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

    4.     Revenue Recognition
           -------------------

    Revenue from the license of technology for plants is recognized when all material services relating to the contract have been substantially performed by the Company. On contracts where the Company acts only as technical adviser during construction, substantial performance is generally defined as installation of the catalyst. Any amounts received under the contracts prior to the installation of the catalyst are treated as deferred revenue and are not recognized as revenue until substantial performance under the contract has occurred or the contract has expired with no further obligation of the Company.

    Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

    5.     Net Loss Per Common Share
           -------------------------

    Net loss per common share is calculated using the weighted average number of shares outstanding during each year. For the years ended July 31, 2002 and 2001, basic and diluted loss per share were the same because the inclusion of options to purchase additional shares of stock (Notes G and H) were antidilutive.

                            Titan Technologies, Inc.

                             July 31, 2002 and 2001


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

NOTE C - SALE OF LICENSES AND MARKETING RIGHTS

    During the year ended July 31, 1996, the Company granted tire recycling license rights for Europe, Australia, New Zealand, and South Africa to a company. The agreement requires the payment of license fees of $1,500,000 to $2,500,000 to the Company for each plant constructed and royalties of 3.5% of the gross sales price of by-products from the plants. No plants have been constructed or are scheduled for construction at July 31, 2002.

    Marketing agreements with current marketers for North American and Asian rights require, among other things, the marketers to sell certain numbers of plants per year, and require payment to the Company, by the owner of the plant, of a 7.5% royalty on the net sales of by-products. Unless other arrangements are negotiated, the plants will be constructed by the Company and sold to the marketer at cost of the plant, plus a one-third markup on plant and installation cost. As a result of the repurchase of marketing rights from a previous marketer, the Company must pay $400,000 to the former owner of the rights for any plant sale or license of technology made to any one of approximately 67 specifically-identified corporations.

                            Titan Technologies, Inc.

                             July 31, 2002 and 2001


NOTE D - RELATED PARTY TRANSACTIONS

    During 2002 and 2001, the Company was paid $28,460 and $32,050, respectively, for a Company employee used by a research company owned by a director of the Company.

NOTE E - INCOME TAXES

    The Company had no current or deferred income tax expense for the years ended July 31, 2002 and 2001.

    The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                              July 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ---------         ---------

Tax benefit at statutory rates .............        $ (84,400)        $ (97,926)
State taxes, net of federal
   income tax benefit ......................          (12,412)          (14,392)
Change in valuation allowance ..............           96,817           112,202
Other ......................................               (5)              116
                                                    ---------         ---------

                                                    $    --           $    --
                                                    =========         =========

    At July 31, 2002, the Company has loss carryforwards of approximately $2,600,000, which can be used to reduce future taxable income and will expire 2005 through 2020.

    At July 31, 2002, the Company has a research credit of $49,076 available to offset income tax liabilities through 2006.

    Amounts of deferred tax assets and valuation allowance are as follows at July 31:

                                                          2002           2001
                                                       ----------     ----------

Deferred tax assets
    Net operating loss carryforwards .............     $1,019,098     $  922,281
    Research credit ..............................         49,076         49,076
                                                       ----------     ----------
                                                        1,068,174        971,357
       Less valuation allowance ..................      1,068,174        971,357
                                                       ----------     ----------

                  Net deferred tax asset .........     $     --       $     --
                                                       ==========     ==========

    The valuation allowance increased $96,817 and $112,202 for the years ended July 31, 2002 and 2001, respectively.

    Due to a previous change in controlling ownership, the use of net operating losses of approximately $445,000 will be limited in any year to an amount determined by multiplying the value of the respective company's equity just prior to the ownership change by the federal long-term exempt rate. Any unused limitation may be carried forward and added to the next year's limitation.

                            Titan Technologies, Inc.

                             July 31, 2002 and 2001


NOTE E - INCOME TAXES - CONTINUED

    Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss and credit carryforwards. A valuation allowance has been established for these deferred tax assets as management believes it is more likely than not they will not be realized.

NOTE F - RESEARCH AND DEVELOPMENT ARRANGEMENTS

    The Company has an arrangement with a research company owned by a director of the Company whereby that company will research a waste plastics recycling process using the Company's technology. Under the terms of the agreement, the research company is entitled to 50% of the net proceeds received by the Company as income resulting from the sale and/or licensing of product, plant technology or otherwise of its technology related to feedstock other than those for tires and is entitled to an amount derived from the revenue from tires computed as follows: 5% of the first $2,000,000 of net revenues, 3% of net revenue of $2,000,000 to $5,000,000, 2% of net revenue of $5,000,000 to
    $10,000,000 and 1% of all net revenue in excess of $10,000,000.

    In return, the Company will receive the findings and developments of the research company. Although the research company receives money under government and private grants, the Company is not a party to the grant contracts, conducts no research under the contracts and has no obligation to repay any amounts under the contracts. No amounts were paid to the research company for the years ended July 31, 2002 and 2001.

NOTE G - COMMON STOCK

    During 2002 and 2001, the Company received proceeds of $205,975 and $148,725, respectively, on the sale of 2,003,083 and 1,445,582, respectively, shares of common stock. Additionally, the Company exchanged 150,000 shares of common stock in settlement of professional fees amounting to $15,000 during both 2002 and 2001. None of these shares have been registered under the United States Securities Act of 1933 ("Securities Act").

    In conjunction with the sale of common stock during the year ended July 31, 2000, the Company issued two individuals 265,000 shares each of common stock for brokering the sale. Additionally, one consultant received an option to purchase 400,000 shares of common stock with an exercise price of $.10 which expires on March 15, 2005. None of the shares or options issued in fiscal 2001 or 2000 have been registered under the Securities Act.

    In March 1997, the Company exchanged 3,000,000 shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. The Company shares issued were not registered under the Securities Act and, as restricted securities, could be sold only upon compliance with Rule 144 under the Securities Act. Under a settlement agreement, the 3,000,000 shares of the

                            Titan Technologies, Inc.

                             July 31, 2002 and 2001


NOTE G - COMMON STOCK - CONTINUED

    common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. At July 31, 2002, the Company is seeking return of 2,000,000 shares of common stock from the former holders in Europe and the appropriate signatures from former stockholders to retire the 1,000,000 shares currently in the possession of the Company. Due to the uncertainty of the Company's ability to gain possession, all of the shares have been reflected as outstanding through July 31, 2002. Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

    The Company entered into an agreement with two legal consultants in May 1998, whereby the Company will pay each consultant $1,500 a month through May 2003 (see Note J) and granted each consultant options to purchase up to 150,000 shares of the Company's common stock at an exercise price per share equal to the bid price for such shares published by the National Quotation Bureau on the date of the agreement ($.26 per share). The consultants may terminate their services at any time without penalty. The options will be valid for the longer of the period ending five years from the date of the agreement or 12 months after the date that the Company has paid the consultants all consideration due under the agreement. The options or any portion thereof are assignable at any time to any person in a private transaction that does not violate the Securities Act, as amended. During 2002, one consultant cancelled his agreement with the Company to provide legal services and his option will expire in May 2003.

NOTE H - STOCK OPTIONS

    In December 1998, the Company approved a stock option plan for issuance of up to 1,500,000 shares of common stock to key employees and directors of the Company. The stock options vest immediately.

    The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would not have changed for the years ended July 31, 2002 and 2001 as no options were granted in fiscal 2002 and 2001, and all options were vested prior to 2001.

                            Titan Technologies, Inc.

                             July 31, 2002 and 2001


NOTE H - STOCK OPTIONS - CONTINUED

    A summary of the status of the Company's stock options as of July 31, 2002 and 2001 and changes during the years then ended is presented below.

                                           2002                  2001
                                   --------------------  ---------------------
                                               Weighted               Weighted
                                                average                average
                                               exercise               exercise
                                    Shares       price      Shares     price
                                   ---------   --------   ---------   --------

Outstanding at beginning of year   1,500,000   $   0.16   1,500,000   $   0.16
    Granted ....................        --          --         --          --
    Exercised ..................        --          --         --          --
Forfeited ......................        --          --         --          --
                                   ---------   --------   ---------   --------

Outstanding at end of year .....   1,500,000   $   0.16   1,500,000   $   0.16
                                   =========   ========   =========   ========

Options exercisable at year end    1,500,000   $   0.16   1,500,000   $   0.16
                                   =========   ========   =========   ========

    The following table summarizes information about stock options outstanding at July 31, 2002:

                                                    Weighted-
                                                     average         Weighted-
                                                    remaining         average
                                     Number        contractual       exercise
                                   outstanding        life             price
                                   ------------    ------------    ------------

                                      1,500,000            1.22            $.16

NOTE I - LITIGATION

    From time to time, the Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management and based upon advice of counsel, would not have a material effect on the Company's financial position or results of operations.

NOTE J - COMMITMENTS

    The Company has an agreement for legal services under which future minimum payments at July 31, 2002 are $15,000 for the year ending July 31, 2003.




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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".



ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

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

         10.11    Addendum to Skoda Klatovy S.P.D Agreement dated April 25,
                  1996.

         10.12 Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

         10.13 Option agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

         10.14    Promissory Note dated September 24, 1996.

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

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

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2002, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON NOVEMBER 9, 2002. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director
         Dated October 29, 2002

By:      Robert Simon
         ------------
         Robert Simon, Secretary
         Date:  October 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, Director
         Date: October 29, 2002


By:      Ronald E. Allred
         ----------------
         Dr. Ronald E. Allred, Director
         Date: October 29, 2002


By:      Jelle deBoer
         ------------
         Dr. Jelle deBoer, Director
         Date: October 29, 2002


Certification

I, Ronald L. Wilder, the principal executive and financial officer of Titan Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Titan Technologies, Inc. Co., Inc., SEC file No 0-25024;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: October 29, 2002
                                Ronald L. Wilder
                                ----------------------------------
                                Ronald L. Wilder,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.