Form 10QSB
period 2002-10-31
TITAN TECHNOLOGIES INC
filed 2002-12-13
CIK 932144

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

        For quarterly period ended         October 31, 2002

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from          to

        Commission File Number:                 0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

          NEW MEXICO                                      85-0206831
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was "required to file such reports), and (2) has been subject to such filing requirements for the past 90 " days. Yes ___X__. No_____.

                 The number of shares of the registrant's common
                    stock outstanding as of December 6, 2002
                 was: No Par Value Common             38,702,226

Transitional Small Business Format:         Yes ________    No         X

PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2002
                                    UNAUDITED

ASSETS
 Current Assets
  Cash .........................................................    $     3,262

 Property and Equipment, at cost
  Furniture and fixtures .......................................          5,407
  Machinery ....................................................          7,706
                                                                    -----------
                                                                         13,113
  Less accumulated depreciation ................................         11,825
                                                                    -----------
        Net property and equipment .............................          1,288

 Other Assets ..................................................            609
                                                                    -----------

                                                                    $     5,159
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities
  Accounts payable .............................................    $    13,783
  Other accrued liabilities ....................................          6,131
                                                                    -----------
  Total Current Liabilities ....................................         19,914

 Stockholders' Equity (Deficit)
  Common stock - no par value; authorized, 50,000,000 shares;
  issued and outstanding, 37,820,226 shares ....................      2,766,132
  Accumulated deficit ..........................................     (2,780,887)
                                                                    -----------

                                                                        (14,755)
                                                                    -----------

                                                                    $     5,159
                                                                    ===========

        The accompanying notes are an integral part of these statements



                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended October 31
                                   UNAUDITED

                                                      2002             2001
                                                  ------------     ------------
REVENUES
 Other income ................................    $      7,170     $      4,960
                                                  ------------     ------------
COSTS AND EXPENSES
 General and administrative ..................          51,131           58,838
 Outside services ............................           9,000            9,000
 Depreciation ................................             177              230
                                                  ------------     ------------
                                                        60,308           68,068

 Loss before income taxes ....................         (53,138)         (63,108)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net Loss ....................................    $    (53,138)    $    (63,108)
                                                  ============     ============
 Weighted average common shares
  outstanding, basic and diluted (Note 3) ....      37,778,226       35,424,035
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

        The accompanying notes are an integral part of these statements



                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                     For the Three Months Ended October 31
                                   UNAUDITED

                                                           2002          2001
                                                         --------      --------
Cash flows from operating activities
 Cash received from subcontractor ..................     $  7,170      $  4,960
 Cash paid for suppliers and employees .............      (50,136)      (57,741)
                                                         --------      --------

 Net cash used in operating activities .............      (42,966)      (52,781)

Cash flows from financing activities
 Proceeds from sale of common stock ................       33,500        53,300
                                                         --------      --------

 Net (decrease) increase in cash ...................       (9,466)          519

 Cash at beginning of period .......................       12,728        34,375
                                                         --------      --------

 Cash at end of period .............................     $  3,262      $ 34,894
                                                         ========      ========
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities

Net Loss ...........................................     $(53,138)     $(63,108)
 Depreciation ......................................          177           230
 Changes in assets and liabilities
  Increase in accounts payable .....................        6,961        10,216
  Increase (decrease) in accrued liabilities .......        3,034          (119)
                                                         --------      --------

Net cash used in operating activities ..............     $(42,966)     $(52,781)
                                                         ========      ========

        The accompanying notes are an integral part of these statements


                            Titan Technologies, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                           October 31, 2002 and 2001

1) BASIS OF PRESENTATION

The balance sheet at October 31, 2002 and the statements of operations for the three months ended October 31, 2002 and 2001 and statements of cash flows for the three months ended October 31, 2002 and 2001 have been prepared without audit. In the opinion of management, all adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and Form 10-KSB for the year ended July 31, 2002. The results of operations for the three months ended October 31, 2002 are not necessarily indicative of operating results for the full year."


2) ISSUANCE OF COMMON STOCK

During the three months ended October 31, 2002 the Company sold 335,000 shares of common stock for which it received $35,500.

During the three months ended October 31, 2001 the Company sold 526,333 shares of common stock for which it received $53,300.


3) NET LOSS PER COMMON SHARE

Net loss per common share is calculated using the weighted average number of shares outstanding during the period. Basic and diluted earnings per share are the same because the inclusion of options on 1,500,000 shares of common stock at an average exercise price of $.16 are antidilutive.


4) MANAGEMENT'S PLANS FOR OPERATIONS

The Company has experienced significant losses from operations in recent years and the Company has used rather than provided cash in its operations. The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing or obtain capital from other sources and to attain profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary should the Company be unable to continue is existence.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

During the three months ended October 31, 2002, the Company had no licensing revenue. No plants are scheduled for construction at October 31, 2002.

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

As a result of activities by management, general and administrative expenses decreased $7,707 to $51,131 for the three months ended October 31, 2002 compared to the three months ended October 31, 2001, primarily due to the decrease in travel and legal expenses.


Financial Condition
-------------------

The Company's liquidity decreased in the three months ended October 31, 2002 as cash decreased by $9,466 since July 31, 2002. Operations used $42,966 compared to the same period of the prior year in which operations used $52,781. Proceeds from the sale of common stock was $33,500 during the three months ended October 31, 2002, compared to $53,300 for the same period in 2001.

The company has experienced significant losses from operations in recent years and the Company has used rather than provided cash in its operations. The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing or obtain capital from other sources and to attain profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts that might be necessary should the Company be unable to continue is existence.

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


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the "filing date (the ""Evaluation Date"") of this quarterly report, and has concluded" "that as of the Evaluation Date, the Company's disclosure controls were adequate," effective and ensure that material information relating to the Company would be made known to him timely by others within the entity.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.


ITEM 2.  CHANGES IN SECURITIES

During the first quarter ended October 31, 2002, the Company sold common stock to four investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



          Date                Shares Issued         Cash Received
        --------              -------------         -------------
        08/04/02                200,000                $20,000
        08/06/02                 50,000                  5,000
        08/20/02                 10,000                  1,000
        09/1//02                 50,000                  5,000
        10/01/02                 25,000                  2,500
                                -------                -------

                                335,000                $33,500
                                =======                =======

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

NONE


ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 99, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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

        TITAN TECHNOLOGIES, INC.

December 6, 2002           Ronald L. Wilder
                           -----------------------------------------------------
                           Ronald L. Wilder, President, Chief Executive Officer,
                           Chief Financial Officer and Chief Accounting Officer.

                                 CERTIFICATION

I, Ronald L. Wilder, the principal executive and financial officer, of Titan Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Titan Technologies, Inc., SEC file No 0-25024;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented" in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) preseented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and" board of directors:

a) all significant defiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identidied for the registrant's auditors and any material weaknesses in internal controls; and

b) any fraud, whetheror not material, that involves management or other employees who have a sighificant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls "subsequent to the date of my most recent evaluation, including any corrective actions with" regard to significant defiencies and material weaknesses.

Date: December 9, 2002
                                Ronald L. Wilder
                                ----------------------------------
                                Ronald L. Wilder,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.


                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of Titan Technologies, Inc. for the quarterly period ended October 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  December  9,  2002                Ronald L. Wilder
       -------------------               ---------------------------------------
                                         Ronald L. Wilder,  President
                                         (Chief  Executive  Officer)
                                         (Chief  Financial  Officer)