Form 10QSB
period 2003-01-31
TITAN TECHNOLOGIES INC
filed 2003-03-27
CIK 932144

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

        For quarterly period ended                      January 31, 2003

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

      The number of shares of the registrant's common stock outstanding as of
      February 28, 2003 was:    No Par Value Common            39,286,225

Transitional Small Business Format:     Yes ________    No ____X____

PART I. FINANCIAL INFORMATION



                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2003
                                    UNAUDITED

ASSETS
 Current Assets
  Cash .....................................................        $   237,207
                                                                    -----------
 Property and Equipment, at cost"
  Furniture and fixtures ...................................              5,407
  Machinery ................................................              7,706
                                                                    -----------
                                                                         13,113
  Less accumulated depreciation ............................             12,003
                                                                    -----------
       Net property and equipment ..........................              1,110
                                                                    -----------

 Other Assets ..............................................                609
                                                                    -----------

                                                                    $   238,926
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts payable .........................................        $     2,171
  Other accrued liabilities ................................              3,638
                                                                    -----------
  Total Current Liabilities ................................              5,809

 Stockholders' Equity
  Common stock - no par value; authorized,
   50,000,000 shares; issued and outstanding,
   39,286,225 shares .......................................          3,125,582
  Treasury stock, 25,000 shares, at cost ...................               --
  Accumulated deficit ......................................         (2,892,465)
                                                                    -----------
                                                                        233,117
                                                                    -----------

                                                                    $   238,926
                                                                    ===========

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended January 31,
                                    UNAUDITED

                                                      2003             2002
                                                  ------------     ------------
REVENUES .....................................    $       --       $       --
                                                  ------------     ------------
COSTS AND EXPENSES
 General and administrative ..................          66,131           57,679
 Outside services ............................          51,750           12,770
 Depreciation ................................             178              231
                                                  ------------     ------------
                                                       118,059           70,680
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
 Other income ................................           6,480            6,450
                                                  ------------     ------------

 (Loss) before income taxes ..................        (111,579)         (64,230)

 Provision for income taxes ..................            --               --
                                                  ------------     ------------
 Net (Loss) ..................................    $   (111,579)    $    (64,230)
                                                  ============     ============
 Weighted average common shares outstanding
  Basic and diluted ..........................      37,876,545       35,958,032
                                                  ============     ============

 Basic and diluted (loss) per common share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Six Months Ended January 31,
                                   UNAUDITED

                                                       2003            2002
                                                   ------------    ------------
REVENUES .......................................   $       --      $       --
                                                   ------------    ------------
COSTS AND EXPENSES
 General and administrative ....................        117,262         116,517
 Outside services ..............................         60,750          21,770
 Depreciation ..................................            355             461
                                                   ------------    ------------
                                                        178,367         138,748
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Other income ..................................         13,650          11,410
                                                   ------------    ------------

 (Loss) before income taxes ....................       (164,717)       (127,338)

 Provision for income taxes ....................           --              --
                                                   ------------    ------------
 Net (Loss) ....................................   $   (164,717)   $   (127,338)
                                                   ============    ============
 Weighted average common shares outstanding
  Basic and diluted ............................     37,826,053      35,691,367
                                                   ============    ============

 Basic and diluted (loss) per common share .....   $      (0.00)   $      (0.00)
                                                   ============    ============

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For the Six Months Ended January 31,
                                   UNAUDITED

                                                       2003             2002
                                                     ---------        ---------

Cash flows from operating activities .........       $(130,471)       $(108,772)
                                                     ---------        ---------

Cash flows from investing activities .........            --               --
                                                     ---------        ---------

Cash flows from financing activities
Proceeds from sale of common stock ...........         354,950           87,300
                                                     ---------        ---------

Net increase (decrease)  in cash .............         224,479          (21,472)

Cash at beginning of period ..................          12,728           34,375
                                                     ---------        ---------

Cash at end of period ........................       $ 237,207        $  12,903
                                                     =========        =========

                            Titan Technologies, Inc.
                         Notes to Financial Statements
                                January 31, 2003
                                  (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended July 31, 2002.

Note 2.  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting ("SFAS") 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2003 the Company incurred a net loss of $164,717.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expense and complications frequently encountered in a highly regulated industry.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4.  Stockholders' Equity

During the period ended January 31, 2002 a stockholder of the Company returned 1,200,000 shares of common stock to the Company for cancellation. No value was assigned to the cancelled shares.

Treasury stock, which was acquired for no consideration, consists of 25,000 shares of common stock.

During the period ended January 31, 2003 the company sold 2,785,999 shares of common stock for proceeds aggregating $354,950.


During the period ended January 31, 2003 the Company issued 190,000 shares of common stock at $0.20 per share to employees for services rendered in the current period and compensation previously accrued. The shares were issued at their fair market value on the date the Company agreed to issue the shares"

Note 5.  Subsequent Event

Subsequent to January 31, 2003 the Company entered into a license agreement for technology related to tire recycling covering the following territories; the State of Texas, Austria, and Brazil. The agreement calls for payments aggregating $1,000,000, with $60,000 paid by August 20, 2003, and the remainder being paid upon the licensor reaching certain milestones. In addition, the company is entitled to a production royalty of $4 per ton on tires processed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the six months ended January 31, 2003, the Company had no licensing revenue. No plants are scheduled for construction at January 31, 2003.

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

In recent months, the Company has been concentrating its efforts to license its technology in the United States because in believes that its tire recycling technology has been proven at commercial scale through operation of the Taiwan plant. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement, although joint venture arrangements in which the Company would be involved in operation of plants are also under consideration. Although the Company is optimistic that recent results.in producing readily marketable activated carbon from tire derived carbon black enhances the probability that one or more U.S. plants will be built using the Company's technology, there can be no assurance that the Company will be successful in its U.S. licensing or joint venture effort or, if successful, what the amount of the up-front payment or production royalties will be.

As a result of activities by management, expenses increased $39,619 to $178,367 for the six months ended January 31, 2003 compared to the six months ended January 31, 2002, primarily due to the increase in outside services for research and development.

As a result of activities by management, expenses increased $47,379 to $118,059 for the three months ended January 31, 2003 compared to the three months ended January 31, 2002, primarily due to the increase in outside services for research and development.

Financial Condition

The Company's liquidity increased in the six months ended January 31, 2003 as cash increased by $224,479 since July 31, 2002. Operations used $130,471 compared to the same period of the prior year in which operations used $108,772. Proceeds from the sale of common stock were $354,950 during the six months ended January 31, 2003, compared to $87,300 for the same period in 2002.

The Company anticipates receiving the first payment of $60,000, on the license agreement signed subsequent to January 31, 3003, within the next six months.


ITEM 3. CONTROLS AND PROCEDURES

The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure and procedures (as defined in Exchange Act Rules 13a-14c and 15d-14c) as of a date within 90 days of the filing date (the "Evaluation Date") of this quarterly report, and has concluded that as of the Evaluation Date, the Company's disclosure controls were adequate, effective and ensure that material information relating to the Company would be made known to him timely by others within the entity.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the company's disclosure controls and procedures subsequent to the Evaluation nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective action were taken.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.


ITEM 2.  CHANGES IN SECURITIES

During the six months ended January 31, 2003, the Company sold common stock to twenty two investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



          Date          Shares Issued           Cash Received
        --------        -------------           -------------
        08/04/02           200,000                 $20,000
        08/06/02            50,000                   5,000
        08/20/02            10,000                   1,000
        09/1//02            50,000                   5,000
        10/01/02            25,000                   2,500
        11/12/02           150,000                  15,000
        11/25/05           200,000                  20,000
        12/02/02            50,000                   5,000
        12/04/02           150,000                  15,000
        12/06/02           200,000                  20,000
        12/09/02            30,000                   3,000
        12/12/02            50,000                   5,000
        02/18/02           500,000                  50,000
        12/19/02           500,000                  50,000
        1/10/03             30,000                   3,000
        1/13/03            333,333                  80,000
        1/23/03            168,000                  42,000
        1/28/03             73,000                  10,950
        1/29/03             16,666                   2,500
                         ---------                --------

                         2,785,999                $354,950
                         =========                ========

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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  List of exhibits:

        Exhibit Number                      Description
        --------------    ------------------------------------------------

            10.16 Agreement signed by Registrant and United States Recycling, LLC dated February 20, 2003

            10.17 License Agreement signed by Registrant and United States Recycling, dated February 20, 2003

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       The above exhibits are included in this report as separate files.

        (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

Form 8-k filed February 18, 2003 reporting change in independent accountant.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused" "this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        TITAN TECHNOLOGIES, INC.

March 26, 2003  Ronald L. Wilder
                -----------------------------------------------------------
                Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

CERTIFICATION

I, Ronald L. Wilder, the principal executive and financial officer, of Titan Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Titan Technologies, Inc., SEC" file No 0-25024;

2. Based on my knowledge, this quarterly report does not contain any untrue statement" "of a material fact or omit to state a material fact necessary to make the statements made, in" "light of the circumstances under which such statements were made, not misleading with " respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information" "included in this quarterly report, fairly present in all material respects the financial condition," "results of operations and cash flows of the registrant as of, and for, the periods presented" in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information " relating to the registrant is made known to us by others within this entity, particularly"
     during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as " of a date within 90 days prior to the filing date of this quarterly report (the ""Evaluation" " Date""); and"

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and" board of directors:

a) all significant deficiencies in the design or operation of internal controls which could " adversely affect the registrant's ability to record, process, summarize and report" financial data and have identified for the registrant's auditors and any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who" have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls "subsequent to the date of my most recent evaluation, including any corrective actions with" regard to significant deficiencies and material weaknesses.

Date: March 26, 2003            Ronald L. Wilder
                                --------------------------------------
                                Ronald L. Wilder,  principal executive
                                and financial officer


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





Date:  March 26,  2003  Ronald L. Wilder
                        ----------------------------
                        Ronald L. Wilder,  President
                        (Chief  Executive  Officer)
                        (Chief  Financial  Officer)