Form 10QSB
period 2003-04-30
TITAN TECHNOLOGIES INC
filed 2003-06-13
CIK 932144

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


          For quarterly period ended                      April 30, 2003
                                                          --------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


           For the transition period from                       to
                                                          --------------

           Commission File Number:                            0-25024
                                                          --------------

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

            NEW MEXICO                                  85-0206831
 ---------------------------------            ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

                 3206 Candelaria Road NE, Albuquerque, NM 87107
                    (Address of principal executive offices)

                                 (505) 884-0272
 -----------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
 -----------------------------------------------------------------------------
             (Former name, former address, and former three-months,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X      No



The number of shares of the registrant's common stock outstanding as of May 31, 2003 was:
      No Par Value Common                     39,327,475

Transitional Small Business Format:               Yes         No     X



                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2003
                                    UNAUDITED


ASSETS
 Current Assets
  Cash .....................................................        $   110,036
                                                                    -----------
 Property and Equipment, at cost
  Furniture and fixtures ...................................              6,729
  Machinery ................................................              7,706
                                                                    -----------
                                                                         14,435
  Less accumulated depreciation ............................             12,257
                                                                    -----------
       Net property and equipment ..........................              2,178
                                                                    -----------

 Other Assets ..............................................                609
                                                                    -----------
                                                                    $   112,823
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts payable .........................................        $     8,581
  Other accrued liabilities ................................              3,069
                                                                    -----------
  Total Current Liabilities ................................             11,650
                                                                    -----------
 Stockholders' Equity
  Common stock - no par value; authorized,
  50,000,000 shares; issued and outstanding,
  39,327,475 shares ........................................          3,132,182
  Treasury stock, 25,000 shares, at cost ...................               --
  Accumulated (deficit) ....................................         (3,031,009)
                                                                    -----------
                                                                        101,173
                                                                    -----------

                                                                    $   112,823
                                                                    ===========



                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30,
                                   UNAUDITED

                                                2003                    2002
                                                   ------------    ------------
REVENUES .......................................   $     10,000    $       --
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative .....................         59,900          52,603
Outside services ...............................         94,695          12,230
Depreciation ...................................            254             231
                                                   ------------    ------------
                                                        154,849          65,064
                                                   ------------    ------------

Net (Loss) Before Other Income (Expense) .......       (144,849)           --

OTHER INCOME (EXPENSE)
Other income ...................................          6,305           9,230
                                                   ------------    ------------

(Loss) before income taxes .....................       (138,544)        (55,834)

Provision for income taxes .....................           --              --
                                                   ------------    ------------
Net (Loss) .....................................   $   (138,544)   $    (55,834)
                                                   ============    ============

Weighted average common shares outstanding-
Basic and diluted ..............................     39,288,107      36,607,254
                                                   ============    ============

Basic and diluted (loss) per common share ......   $      (0.00)   $      (0.00)
                                                   ============    ============




                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Nine Months Ended April 30,
                                   UNAUDITED

                                                       2003            2002
                                                   ------------    ------------

REVENUES .......................................   $     10,000    $       --
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative .....................        177,162         169,120
Outside services ...............................        155,445          34,000
Depreciation ...................................            609             692
                                                   ------------    ------------
                                                        333,216         203,812
                                                   ------------    ------------

Net (Loss) Before Other Income (Expense) .......       (323,216)           --

OTHER INCOME (EXPENSE)
Other income ...................................         19,955          20,640
                                                   ------------    ------------

(Loss) before income taxes .....................       (303,261)       (183,172)

Provision for income taxes .....................           --              --
                                                   ------------    ------------
Net (Loss) .....................................   $   (303,261)   $   (183,172)
                                                   ============    ============

Weighted average common shares outstanding-
Basic and diluted ..............................     38,304,446      36,014,422
                                                   ============    ============

Basic and diluted (loss) per common share ......   $      (0.01)   $      (0.01)
                                                   ============    ============



                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended April 30,
                                   UNAUDITED

                                                        2003             2002
                                                     ---------        ---------

Cash flows from operating activities .........       $(262,920)       $(170,056)
                                                     ---------        ---------
Cash flows from investing activities
Purchases of fixed assets ....................          (1,322)            --
                                                     ---------        ---------
Cash flows from financing activities
Proceeds from sale of common stock ...........         361,550          183,700
                                                     ---------        ---------

Net increase in cash .........................          97,308           13,644

Cash at beginning of period ..................          12,728           34,375
                                                     ---------        ---------

Cash at end of period ........................       $ 110,036        $  48,019
                                                     =========        =========



                            Titan Technologies, Inc.
                         Notes to Financial Statements
                                 April 30, 2003
                                   Unaudited


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


Note 2.  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.


Note 3.  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2003 the Company incurred a net loss of $303,261.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 4.  Stockholders' Equity

During the period ended April 30, 2003 a stockholder of the Company returned 1,200,000 shares of common stock to the Company for cancellation. No value was assigned to the cancelled shares.

Treasury stock, which was acquired for no consideration, consists of 25,000 shares of common stock.

During the period ended April 30, 2003 the company sold 2,827,249 shares of common stock for cash proceeds aggregating $361,550.

During the period ended April 30, 2003 the Company issued 190,000 shares of common stock at $0.20 per share to employees for services rendered in the current period and compensation previously accrued. The shares were issued at their fair market value on the date the Company agreed to issue the shares.


Note 5.  Licensing Agreement

On February 20, 2003 the Company entered into a license agreement for technology related to tire recycling covering the following territories; the State of Texas, Austria, and Brazil. The Agreement called for payments aggregating $1,000,000. In addition, the company was entitled to a production royalty of $4 per ton on tires processed.

Subsequent to April 30, 2003 the terms of the agreement were modified. Under the terms of the modified license agreement the Company is to receive payments aggregating $2,000,000, $10,000 of which was received as of April 30, 2003; $990,000 of which will be paid upon the licensor reaching certain construction milestones; and $1,000,000 of which will be paid as production royalties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

During the nine months ended April 30, 2003, the Company had licensing revenue of $10,000.

As a result of activities by management, expenses increased $129,404 to $333,216 for the nine months ended April 30, 2003 compared to the nine months ended April 30, 2002, primarily due to the increase in outside services for detailed engineering for the Bay City plant.

As a result of activities by management, expenses increased $89,785 to $154,849 for the three months ended April 30, 2003 compared to the three months ended April 30, 2002, primarily due to the increase in outside services for detailed engineering for the Bay City plant.

With respect to existing plants constructed in Korea (not currently operating because of financial failure of parent companies unrelated to the Company's technology) and Taiwan (not currently operating because of the unavailability of tires) using the Company's technology, no licensing fees or royalties have been received by the Company. The Company is optimistic that royalties will be received in the future from the operator/sub-licensee of the Taiwan plant, if it should begin to operate again, but there can be no assurance that this will occur or what the amounts will be.

On February 20, 2003 the Company entered into a License Agreement for technology related to its tire recycling covering the following territories; the State of Texas, Austria, and Brazil and construction of a recycling plant in Bay City, Texas. The agreement was amended subsequent to April 30, 2003, and now calls for licensing fee payments aggregating $2,000,000 instead of $1,000,000 for the Bay City plant, acknowledges the $10,000 already paid, and accelerates the payment of the first $1,000,000, so that the three payments of $330,000 will be paid at the completion of financing, commencement of construction of the plant, and start up of the plant, respectively. Payment of the second $1,000,000 licensing fee will be made along with the royalty payments as tires are processed. For a complete copy of the letter amendment and agreement, see
Exhibit 10.18 attached hereto.

In recent months, the Company has been concentrating its efforts on licensing its technology in the United States because it believes that its tire recycling technology has been proven at commercial scale through operation of the Asian plants. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement. Joint venture arrangements in which the Company would be involved in operation of plants are also under consideration. The Company is optimistic that recent results in producing readily marketable activated carbon from tire derived carbon black enhances the probability that one or more U.S. plants will be build using the Company's technology, but there can be no assurance that the Company will be successful in its U.S. licensing or joint venture effort or, if successful, what the amount of the up-front payment or production royalties will be.


Financial Condition

The Company's liquidity increased in the nine months ended April 30, 2003 as cash increased by $97,308 since July 31, 2002. Operations used $262,920 compared to the same period of the prior year in which operations used $170,056. Proceeds from the sale of common stock were $361,550 during the nine months ended April 30, 2003, compared to $187,300 for the same period in 2002.

Management has taken the following steps in the past and will consider taking them again, if necessary, to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence.

Improve marketing efforts for recycling plants and bring plastics recycling technology to a marketable product

Reduce operating and administrative expenses, and issue stock and notes payable where possible for payment of expenses.

Defer payment of officer salaries if required.

Management believes that these steps, if taken, will allow the Registrant to continue as a going concern together with results of on going efforts to raise working capital through licensing agreements, joint ventures or sales of additional equity securities in private placements. However, there are significant risks associated with the registrant's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


ITEM 3. CONTROLS AND PROCEDURES

The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure and procedures (as defined in Exchange Act Rules 13a-14c and 15d-14c) as of a date within 90 days of the filing date (the ""Evaluation Date"") of this quarterly report, and has concluded that as of the Evaluation Date, the Company's disclosure controls were adequate, effective and ensure that material information relating to the Company would be made known to him timely by others within the entity.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the company's disclosure controls and procedures subsequent to the Evaluation nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective action was taken.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.


Item 2.  Changes in Securities

During the nine months ended April 30, 2003, the Company sold common stock to twenty four investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



          Date               Shares Issued           Cash Received
        --------                -------                -------
        08/04/02                200,000                $20,000
        08/06/02                 50,000                  5,000
        08/20/02                 10,000                  1,000
        09/01/02                 50,000                  5,000
        10/01/02                 25,000                  2,500
        11/12/02                150,000                 15,000
        11/25/05                200,000                 20,000
        12/02/02                 50,000                  5,000
        12/04/02                150,000                 15,000
        12/06/02                200,000                 20,000
        12/09/02                 30,000                  3,000
        12/12/02                 50,000                  5,000
        12/18/02                500,000                 50,000
        12/19/02                500,000                 50,000
        01/10/03                 30,000                  3,000
        01/13/03                333,333                 80,000
        01/23/03                168,000                 42,000
        01/28/03                 73,000                 10,950
        01/29/03                 16,666                  2,500
        03/03/03                 31,250                  5,000
        03/03/03                 10,000                  1,600
                                -------                 ------

                              2,827,249               $361,550
                              =========               ========

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


Item 3.  Defaults in Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K
(a) List of Exhibits

        Exhibit 10.18. Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003 (previously filed as Exhibits 10.16 and 10.17 to Registrant's Report on Form 10-QSB filed for the quarter ended January 31, 2003.)

        Exhibit 99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarabanes-Oxley Act of 2002, attached.

          (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements files, and the dates of any such reports.

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              TITAN TECHNOLOGIES, INC.


June 12, 2003 Ronald L. Wilder
              -----------------------------------------------------
              Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.