Form 10KSB
period 2003-07-31
TITAN TECHNOLOGIES INC
filed 2003-10-28
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

[ ] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25024

                             TITAN TECHNOLOGIES, INC
                             -----------------------
                 (Name of small business issuer in its charter)

           New Mexico                                   85-0206831
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or other organization)

            3206 Candelaria Road, N.E., Albuquerque, New Mexico 87107
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: 505-884-0272

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                  Name of Exchange on which registered
    -------------------                  ------------------------------------
 No Par Value Common Stock                              None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:$10,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 9, 2003: $9,517,573


DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III - Items 9, 10, 11 and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 19, 2003, which will be filed with the Commission within 120 days prior to the end of the fiscal year ended July 31, 2003.

PART  I

         Unless otherwise indicated, "The Company" and "Titan" are used in this report to refer to the business of Titan Technologies, Incorporated.

ITEM I.     DESCRIPTION OF BUSINESS.

Summary

         Titan Technologies, Incorporated was incorporated under the laws of New Mexico on July 14, 1954. In its early years, the Company was involved in the uranium industry under the original name of Titan Uranium Corporation. The corporate name was changed in 1986 when Titan began to seek business opportunities in other industries. In recent years, Titan has focused its efforts on several recycling technologies, particularly in the area of tires and electronic scrap. Titan believes it has reached an advanced state of development of its tire recycling technology which was used in three plants, which were built and operated in the Far East (South Korea and Taiwan).

         Historically, much of Titan's business was performed through Tire Recycling Technologies Corporation ("TRTC"), formerly a wholly owned subsidiary which was merged into Titan in 1999. TRTC was directly involved in licensing the Company's proprietary technology, as well as construction of two plants in South Korea. Both Korean plants have reportedly been shut down because of the economic downturn in the South Korean economy and the insolvency of the owners, which reportedly was unrelated to operation of the plants. The Company has been informally advised that these plants may resume operations under different ownership but, to the knowledge of Titan, there have been no changes of ownership during the last fiscal year and Titan has not received any current information on the status of these plants. A third plant utilizing the Company's tire recycling technology was in operation, in Taiwan, for more than three years, by Forest All Industry Corporation until the Taiwanese government began using automobile tires for other purposes (such as generating electricity) and thus cut the supply of tires to Forest All Industries to approximately 10 days per month which made their operation impractical. At present there is a group in Taiwan that is interested in taking over this facility and moving it from its present location to government leased land, making it more practical to operate.


         Titan continues its working relationship with Adherent Technologies, Inc. ("Adherent"), a research and development laboratory in Albuquerque which has provided the Company with major assistance in developing its technologies and product analysis. The President and principal shareholder of Adherent, Dr. Ronald E. Allred, is a director and shareholder of Titan Technologies, Inc. Pursuant to a technical assistance agreement among the Company, Adherent and Dr. Allred, Adherent and Dr. Allred will receive a substantial percentage of all future Company revenue that results primarily from advancements made to the technology by Adherent's research and development efforts.

Business Development

         Management contemplates that all future plants constructed and operated pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant. However, in order to promote continued development of its tire recycling technology (and other technologies); Titan will retain the flexibility to modify terms of the licensing agreement as it deems necessary. Titan plans on remaining actively involved in construction and operation of future plants on a cost-plus basis, in addition to receiving licensing fees. As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.

         In addition to its tire recycling technology, Titan has been working closely with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic. Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap.

Description of Technology

         The first step in all of the Company's recycling technology involves shredding the feed waste using conventional equipment which is commercially available from a number of manufacturers.

         The next step of the Titan technology utilizes pyrolysis (together with a proprietary catalyst) to recycle tires and other scrap material. Pyrolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst. In the case of the Company's proprietary tire recycling technology, pyrolysis is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan's process is referred to as a "tertiary" process because it reduces the tire feed to its primary raw components, which consist of oil, steel and carbon black. As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the pyrolysis process. The lower pyrolysis temperature allows recovery of these products in marketable form. Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment. Although not trade marketed, the Titan tire recycling technology is often referred to informally as "TRTM-100" technology.

         In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM-100 process is a closed system and the only emissions are exhaust gases from clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills. In fact, non-condensable gases recovered during the TRTM-100 process provide sufficient fuel to generate the required heat for pyrolysis.

         The Company's technology to recover hydrocarbons, carbon and metals from electronic scrap also utilizes its TRTM-100 process to recover the hydrocarbons and carbon, followed by other conventional processes to recover the metals.

         Titan has also designed and built a fully operational mobile unit, which it has used for research and development on plastics, oil recovery from oil soaked sand, the neutralization of poultry waste and other organic wastes. Unlike laboratory testing, the mobile unit has the capacity to test larger volumes of material and, because it is mounted on a trailer, and can be operated at almost any accessible location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste. In 1995 the Phoenix Reactor was built to test the applicability of Titan's pyrolysis process to prove its ability to handle the recovery of a number of different types of waste products.

         Based upon data from the Taiwan and Korean facilities, a plant design improvement program was undertaken to further optimize Titan's pyrolysis process and adapt it for plants to be built in the United States. The results of this program provided the basis for the Phase III plant design. This design is capable of processing 150 tons per day while recovering a higher percentage of marketable products than the Phase II design.

         The Phase III design accomplishes the following: o Provides greater operating efficiencies for the process as a whole o Recovers a higher percentage of marketable products o Lowers the amount of process waste materials generated
o Lowers the per ton operating cost for processing tires o Lowers the per ton capital cost for processing tires o Produces higher quality products.

         The Phase III design will be used for plants built in the United States. To the best of the Company's knowledge there are no commercial plants operating today that are comparable to Titan's Phase III design. Since the chemical engineering principles utilized in Titan's processing sequences are practiced as state-of-the-art in existing processing plants, it was not possible to patent the overall design concept. Titan did, develop and patent its sealed feed and discharge system technology. These unique features give Titan the ability to design technically sound and economically viable tire processing facilities. Titan's design is based upon a processing sequence that utilizes a number of proven chemical engineering principles working together in an innovative configuration.

         The underlying engineering principles that are used in this process are as follows:

        o        Complex matrix disassociation and separation,
        o        Thermal shock phenomena,
        o        Sublimation of molecular compounds,
        o        Hydrocarbon distillation and condensation,
        o        Negative atmospheric pressure operations,
        o        Magnetic separation of ferrous materials,
        o        Thermal cracking of hydrocarbons,
        o        Gas, liquid and solid separation criteria,
        o        Thermo dynamics of gas/solids heat transfer,
        o        High temperature operation in a reducing atmosphere.

         All of these principles are utilized in Titan's Phase III plant design. What is most
Important is their integration into a technically sound, overall plant design configuration. The know-how obtained from the operating plants in Korea and Taiwan helped form the basis for the progressive stages of design improvements incorporated in the Phase III design.

         A tire recycling plant can only extract what is contained in the discarded tires. Many tire manufacturers use different ingredients in compounding their individual tires. Furthermore, passenger tire compounds differ in content from truck tires.

         A tire recycling plant must have the capability of extracting marketable products from a wide range of differing compositions from the various tires they process. Some tire manufacturers use polyisoprene in their compounding mixture, while others use styrene and butadiene, yet others use polybutadine. All, however, use carbon black for strength and add natural extenders such as calcium carbonate in their tire compounding. In view of the variations in these rubber compositions it is important to have a process that extracts the highest possible yield of marketable products from whatever the tire's component may be.

         The average discarded tire is a common passenger tire with an average bulk density of 28 /lbs/cu.ft. One hundred (100) raw tires make one ton. An average new passenger tire weights 25 lbs. An average used passenger tire weighs about 20 lbs. and has the following breakdown by weight.


-        28% carbon black
-        41% rubber (natural and synthetic)
-        17% fabric, performance extenders, etc.
-        14% steel


Products and Marketing

         Titan estimates that a single plant using TRTM-100 technology at the rate of 100 tons of tires per day will produce on an annual basis:

(1)      Approximately 80,000 barrels of oil (34 degree API).
(1a)     Phase III Plant -Approximately 165,000 barrels of oil (34 degree API)

(2)      Approximately 3,300 tons of high quality scrap steel; and
(2a)     Phase III Plant - Approximately 4,545 tons of high quality scrap steel

(3)      Approximately 8,000 tons of carbon black.
(3a)     Phase III Plant - Approximately 14,850 tons of carbon black

         The supply of waste tires available for recycling is sufficient to supply a significant number of plants processing 100 tons of tires per day. Titan reasonably believes that the commercial viability of its TRTM-100 technology and the resulting products has been established through pilot plant operations and the three plants which have operated in Asia. As described below, however, marketing of the carbon product in the United States and Europe whether in the form of carbon black or activated carbon currently appears to present a more difficult market challenge than marketing the carbon product in Asia. There can be no assurance that U.S. or European buyers for the carbon product can be procured without market development efforts after production commences.

Oil

         Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced using TRTM-100 technology is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of "fuel" oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. As an example of the potential of this new source of energy, a stockpile of 165,000 tons of tires, not an uncommon number--about a 5-year supply for a single TRTM-100 plant--contains more than 400,000 barrels of recoverable oil. Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 1 million barrels of recoverable oil per year.

Steel

         The scrap steel recovered using TRTM-100 technology is good quality carbon-steel used in manufacturing tires and is also readily marketable, except for having been shredded it is essentially the same steel wire which was incorporated into the original manufacture of tires. Although the quality recovered in a 100 ton per day plant is relatively minor, it nevertheless represents about $300,000 per year in revenue recovered at minimal cost.

Carbon Products

         Titan, working with its licensees and others, will be closely involved in the effort to optimize the market for the third component of tire recycling, which is commonly referred to as "carbon black."

         Conventional carbon black is produced through controlled burning of natural gas and oil (much like soot) and is relatively free of impurities. The largest use of carbon black (by a significant margin) is for manufacture of tires, although carbon black is also used extensively in production of ink, paint, shoe polish, plastics, moldings, gaskets and similar applications in which a black product is necessary or deemed desirable. Many different grades of carbon black are produced depending upon the intended use, but virtually all conventionally produced carbon black is nearly ash-free.

         Carbon black produced through TRTM-100 pyrolysis consists of the various grades which went into manufacture of the tire. Because of the very fine physical composition of the material, it is not realistically practicable to separate the product by grade. In addition, carbon black produced through pyrolysis contains varying amounts of ash attributable to other minor materials used in manufacturing the tire.

         Because relatively pure carbon black has been in abundant supply at all grades (which determines price), there has been little incentive for carbon black consumers to investigate use of pyrolysis-produced carbon black with its impurities, since the product has not been commercially available in any event, at least in any significant quantities.

         Experience indicates that a market exists for Titan's carbon black for certain applications, including low-speed tires. Moreover, it may be possible to use TRTM-100 carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM plant has been established in the United States or Europe, there will be ample demand for the carbon product once consumers have an opportunity to evaluate a steady and consistent supply of the product. Titan believes that carbon clack can be produced using the TRTM process at a lower cost than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States. Nevertheless, Titan recognizes that the ability to market the carbon black (or a further refined carbon product) into U.S. and European markets will be a key factor in obtaining commitments for new plants in these geographical areas.

         In order to enhance marketability of the carbon black through the TRTM-100 process, Titan has been working on process additions to convert the carbon black into activated carbon. Activated carbon is a product which can be used in removal of toxic wastes from flue gases (coal-fired plants) and in waste-water purification. Activated carbon commands a significantly higher market price than the price for carbon black. The results of this work are particularly important to Titan because the carbon black recovered in the TRTM-100 process is the largest portion of material produced through tire recycling. The Company is encouraged as a result of work conducted to date by its independent contractors and results reported by Forest All.

         The Company's own testing has been conducted on a bulk sample of carbon black produced by Forest All in Taiwan and was completed using commercially available equipment. Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed to process this is more and offset by the much higher market price and the ability to obtain a secure market for product. In addition to Titan's own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois' laboratory facilities under the direction of a well known expert in the field, who has been working on pyrolysis-produced carbon black as a source for production of activated carbon for many years. The results of this testing were made available to Titan and confirm the Company's optimism for its expectation that firm markets can be developed for the carbon black or activated carbon products once a commercial plant has been operated in the United States. Although additional research and testing is anticipated, the preliminary information recently received by Titan indicates that pyrolysis-produced carbon black from tires may produce a superior activated carbon for certain applications.

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

         The Company and Adherent have also demonstrated at bench scale that most of the ash impurities can be removed from the carbon black using conventional hydro-metallurgical process. Although further test work must be performed to confirm that removal of ash is feasible on a commercial scale, a relatively ash-free carbon black product would enhance product use in applications requiring higher product specifications. At present, Titan does not have the funds required to complete this phase of test work and believes that it will be necessary to establish its basic technology for recycling tires through construction and operation of a commercial plant in the United States in order to fully evaluate available markets for the full range of carbon products which can be produced through pyrolysis of tires.

Review of 2003

General:

         During the fiscal year ended July 31, 2003, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several inquiries have resulted in serious discussions and negotiations, some of which are continuing to date. On February 20, 2003, the Company signed a contract with United States Recycling, LLC ("USR") to construct a TRTM plant in Bay City, Texas. As of the date of this report USR has not completed its financing for the Bay City plant. Under the terms of the agreement, licensing fees will begin to flow to Titan when USR completes its financing, constructs the Bay City plant and begins operations. The Company is optimistic that 2004 will be a "break-through" year in which it will be able to see firm arrangements in place for construction and operation of a fourth plant using its tire recycling technology.

         The primary resistance encountered to date in establishing a U.S. or European TRTM plant has been establishing a market for the carbon product, which will be generated at the rate of about 25 tons per day of carbon black for a fully operational plant. Carbon black is pure elemental carbon in the form of spherical particles. It is one of the top fifty manufactured industrial chemicals in the United States. Worldwide production of carbon black is approximately fifteen billion pounds per year: Ninety percent of the carbon black procured is used for rubber production, Nine percent as pigment for inks and plastics and one percent for various other applications.

         The world demand for carbon black is expected to increase to 8.2 million metric tons (over 16 billion pounds) in 2004. While world prices for this commodity have been low for the past several years, consumption and prices are expected to raise as the demand for tires increases.

         The Company believes that significant progress was made during the last year in converting the carbon black into activated carbon, which appears to have a much greater potential for achieving market entry on an accelerated basis. As a part of this effort, Titan engaged test facilities to (i) pelletize a bulk sample of raw carbon black shipped from the Forest All plant in Taiwan and (ii) process the palletized carbon black into activated carbon using off-the-shelf technology. Both tests were successful and were conducted on sufficient quantities of the TRTM-produced carbon black to demonstrate that activation can produce what appears to be marketable activated carbon.

         In conjunction with these tests, smaller laboratory scale tests were also conducted on activation of the carbon black at the University of Illinois, which has recognized expertise in production of activated carbon. This work was conducted using the tire-derived TRTM carbon black produced by Forest All in Taiwan as a feed source. These tests were also successful and appear to demonstrate that there are no particularly difficult problems in producing activated carbon from carbon black generated from tires using the Titan pyrolysis process. Based upon the recommendation received as result of the work performed at the University of Illinois, it is expected that the initial target markets will be use of the activated carbon to remove mercury from the flue gases generated by coal-fired electric power plants and to treat municipal waste water. Titan has also been informally advised that an existing producer/marketer of activated carbon has performed its own tests on the Taiwan produced carbon black and has found it acceptable. However the data actually received by Titan is rather limited and the Company believes that it will probably be necessary to obtain additional test information before it will be able to establish markets for the activated carbon.

         During the current year, the Company's efforts will be directed towards becoming a licensor for a tire recycling plant in the United States or Europe with parties which clearly have the financial capability to build and operate a tire recycling plant. Titan has already expended significant time and effort in several states in locating suitable plant sites and sufficient suppliers of tires as feed for any new plant, and the Company does not anticipate any particular difficulty in either of these areas.

         As in the case of most new industrial mineral products, market acceptance can be expected to require several months of actual production from a commercial scale plant to assure dependable supply and consistent quality. Accordingly the Company is encouraging prospective licensees to plan at least one year for market development and acceptance for their anticipated carbon product and to include the first year's working capital costs in their total estimated capital costs.

Research and Development

         In fiscal 2003, Titan has continued on-going research to continually improve its process, making it highly efficient, environmentally safe and profitable. An independent engineering company in Houston, Texas, evaluated Titan's technology and made recommendations that resulted in the Phase III changes.

         Lockwood Greene, a world wide construction and engineering company, has completed Titan's Engineering Process package. Also, Lockwood Greene, working with Universal Purifying Technology Company in Columbus, Ohio, prepared and submitted an application to the Ohio Environmental Protection Agency for a Permit to Install a Titan recycling facility.

         Titan in conjunction with Cushman Engineering, a New Mexico firm established in 1899, have developed a gas filtration system. This completely passive and low maintenance system will be used to filter carbon residue from the gases produced by Titan's recycling plant.

Titan plans to develop and test other recycling technologies for electronic scrap and plastics. These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of plants based upon Titan's technology.

Outlook

         During the fiscal year ending July 31, 2004, the Company's efforts will continue to be directed toward development of new operations in the North America, European and Asian markets. This will include:

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

     Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate. For example, it is estimated that more than 3 billion tires are now in U. S. dumps and that tire stockpiles continue to grow. Similarly, Titan and Adherent will continue to direct research with respect to electronic waste. which contain a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan processes. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercially viable basis upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue work with the objective of establishing commercial processes in these technologies.

         Fiscal year 2004 will be a major challenge for Titan, and the Company believes it is essential to complete a licensing transaction for its TRTM technology during the year. The Company recognizes that its future ability to raise working capital through continued private placements of its common stock is limited and that a licensing transaction for the TRTM-100 technology could be critical to the Company's survival and success.


     The Industry and the Registrant's Competition

     Tires

         Historically, most scrap tires have been piled or buried, neither of which offers an efficient or environmentally acceptable solution to disposal of scrap tires.

         There are three areas of potential competitors: other pyrolysis systems, other uses for scrap tires, and other suppliers of carbon black. Blending oil and scrap steel are commodity items, and therefore, there will be no significant competitive pressures coming from these products.

         The Scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas has developed into separate industries that will compete with the Company for tires. These areas and industries are: (i) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities and dedicated tire-to-energy facilities, and (ii) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other wearing apparel and rubber products, but such uses have not and probably will not contribute significantly to waste tire disposal. Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use. Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

         There are no commercially sized pyrolytic tire recycling plants operating in the United States as of today. Several companies are trying to develop an economically viable process to recycle scrap tires using pyrolysis or similar technologies, but none have been successful to-date.

         The following companies have attempted, or are attempting, to develop commercially sized tire pyrolysis plants:

        o Cyntech Technologies, Conyers, GA. Focused on recycling used oil and attempting to raise $92 million for their first plant.
        o Environmental Waste International, Ajax, Ontario. Has developed a prototype system using microwaves and are concentrating their efforts on medical waste.
        o Integrated Technologies Group, Inc., Ardmore, OK. Owners of Safe Tire, a tire shredding business, developed a tire pyrolysis system that was featured in Popular Mechanics magazine in 2001. No prototype or production plant has been built.

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

         The Company estimates that there is a potential for as many as one hundred TRTM tire recycling plants in the United States alone if a first U.
     S. plant can be built and successfully operated to demonstrate in the U. S. that the TRTM technology is commercially viable. This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people generate sufficient scrap tires to sustain the operations of a TRTM recycling plant.

         Titan's marketing efforts in the United States have been focused on larger population centers. The Company believes that, because of the current policies of providing incentives and inducements to promote recycling, market conditions for implementation of its technology should continue to improve.

     Plastics

         The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation. Titan's objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected during 2004 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

         On December 1, 1999, Titan, Adherent Technologies, and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant's technology. Adherent and Dr. Allred were granted a royalty ranging from 1% to 5% on all proceeds received by the Company from any tire recycling plant and 50% of all proceeds received by the Company from any recycling plant for products other than tires. In addition, Titan sold to Adherent (a company owned by Dr. Allred) 1,000,000 shares of its common stock for a consideration of $10,000. Management believes that the continued relationship with Adherent is to titan's advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that Adherent has made in the Company's technology over the past 5 years. It is hoped that the continued affiliation between the Company and Adherent will generate a continual stream of new applications for the technology in the future.

         All developments relating to the technology will be owned by Titan.

Employees

         The registrant has four full time employees, one of which is paid $5,700 a month and each of the other three $3,000 per month.

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

         Titan leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, NE, Albuquerque, New Mexico on a month to month basis at a rent of $1025 per month. Titan's Management believes that the executive offices now leased by it will be adequate for the Company's business for the near future.

ITEM 3:           LEGAL PROCEEDINGS.

         At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2003.


PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information: The Company's common stock is listed on the bulletin board under the symbol "TITT" and is traded over-the-counter. The high and low bid prices for the Company's common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

             Quarter Ended                      High               Low
         ----------------------                 ----               ---

     Quarter ended September 30, 2001          $0.27              $0.16
     Quarter ended December 31, 2001           $0.34              $0.15
     Quarter ended March 31, 2002              $0.28              $0.17
     Quarter ended June 30, 2002               $0.30              $0.20
     Quarter ended September 30, 2002          $0.28              $0.17
     Quarter ended December 31, 2002           $0.24              $0.13
     Quarter ended March 31, 2003              $0.61              $0.21
     Quarter ended June 30, 2003               $0.32              $0.18

Dividends: The Company has never paid dividends and its earnings have not warrant such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At October 9, 2003, the Company had approximately 985 shareholders of record.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

         The following Plan of Operation should be read in connection with the Company's financial statements and notes hereto. Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company's licensees to obtain financing for such plants; the ability of any additional plants, if financed, in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.


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

         Next Twelve Months

         The objectives of the Company have not changed, and Titan believes it has an excellent opportunity to license one or more plants using its Phase III technology for construction and operation in the United States (or elsewhere) during the next year. The key elements required to accomplish this objective are as follows:

          o Entering into a licensing agreement for a new plant, which will include an up-front licensing fee in order to provide the Company with working capital to support its on-going general and administrative expenses and cost of additional research and development.
          o Development of additional product and marketing information with respect to activated carbon from carbon black generated by Titan's tire recycling technology.


              As described under Item 1, the Company believes that work, which has been accomplished during the previous fiscal year on conversion of Titan's carbon black into activated carbon, has been sufficiently positive to justify the Company's belief that marketing issues or difficulties with respect to the tire-derived carbon will be resolved during the year to the extent necessary for a licensee to finance and construct a TRTM-100 plant.

     -     Financial Condition and Cash Requirements

     The Company's cash position increased to $111,879 at July 31, 2003 from $12,728 at July 31, 2002. Following the end of the fiscal year, the Company sold additional shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended. The proceeds of these limited sales ($25,000) and the Company's cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

         The Company's costs and expenses of operations were $435,468 during fiscal 2003, primarily resulting from the Company's efforts to license a plant in the United States or Europe, to inspect and examine operations of the Taiwan plant and to conduct research and development for applications of new technology. There was no operating income during the 2003 fiscal year and other income (Note D to the financial statements) was only $10,000. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees. These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

     -    Research and Development

     During the twelve months, the ability of the Company to conduct a significant amount of further research and development will depend upon receipt of licensing fees or research and development which may be funded through joint ventures (or similar arrangements) with other parities. Accordingly, there can be no assurance that additional research and development will be conducted by the Company during the next twelve months.


ITEM 7:       FINANCIAL STATEMENTS.


                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and is reliant on raising capital to initiate its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP

Denver, Colorado
September 18, 2003




               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Titan Technologies, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Titan Technologies, Inc. for the year ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Titan Technologies, Inc. for the year ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





GRANT THORNTON LLP


Oklahoma City, Oklahoma
August 28, 2002



                            Titan Technologies, Inc.
                                 Balance Sheet
                                 July 31, 2003


                                     ASSETS

CURRENT ASSETS
     Cash ..................................................        $   111,879
                                                                    -----------
PROPERTY AND EQUIPMENT
     Furniture and fixtures ................................              3,077
     Machinery .............................................              7,706
                                                                    -----------
                                                                         10,783
     Less: accumulated depreciation ........................             (9,290)
                                                                    -----------
                                                                          1,493

OTHER ASSETS ...............................................                609
                                                                    -----------

                                                                    $   113,981
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable and accrued expenses ................        $    37,716
                                                                    -----------
 STOCKHOLDERS' EQUITY
      Common stock, no par value;
      50,000,000 shares authorized
      40,156,141 shares issued and
      40,139,141 shares outstanding ........................          3,229,482
      Treasury stock, 17,000 shares at cost ................               --
      Accumulated (deficit) ................................         (3,153,217)
                                                                    -----------
                                                                         76,265
                                                                    -----------

                                                                    $   113,981
                                                                    ===========

   The accompanying notes are an integral part of these financial statements


                            Titan Technologies, Inc.
                            Statements of Operations

                                                  For the years ended July 31,
                                                    2003               2002
                                                ------------       ------------
REVENUE ..................................      $     10,000       $       --


COST AND EXPENSES
   General and administrative ............           245,805            192,313
   Outside services ......................           188,369             55,000
   Depreciation ..........................             1,294                923
                                                ------------       ------------
                                                     435,468            248,236
                                                ------------       ------------

NET (LOSS) BEFORE INCOME TAXES ...........          (425,468)          (248,236)

PROVISION FOR INCOME TAXES ...............              --                 --
                                                ------------       ------------

NET (LOSS) ...............................      $   (425,468)      $   (248,236)
                                                ============       ============
PER SHARE INFORMATION

    Weighted average number of
       common shares outstanding
       - basic and diluted ...............        38,679,844         36,375,840
                                                ============       ============
    Net (loss) per common share
       - basic and diluted ...............      $      (0.01)      $      (0.01)
                                                ============       ============

    The accompanying notes are an integral part of these financial statements


                            Titan Technologies, Inc.
                  Statement of Changes in Stockholders' Equity
                   For the Years Ended July 31, 2002 and 2003


                                                       Common Stock             Treasury Stock
                                                --------------------------   ---------------------                      Total
                                                 Number of                    Number of              Accumulated    Stockholders'
                                                   Shares        Amount        Shares       Amount    (Deficit)        Equity
                                                -----------    -----------   -----------    ------   -----------    -----------
Balance, July 31, 2001 ......................    35,332,143    $ 2,511,657          --      $ --     $(2,479,513)   $    32,144

Issuance of common stock for cash ...........     2,003,083        205,975          --        --            --          205,975

Issuance of common stock for services .......       150,000         15,000          --        --            --           15,000

Net (loss) for the year .....................          --             --            --        --        (248,236)      (248,236)
                                                -----------    -----------   -----------    ------   -----------    -----------

Balance, July 31, 2002 ......................    37,485,226      2,732,632          --        --      (2,727,749)         4,883

Issuance of common stock for cash ...........     3,555,915        434,850          --        --            --          434,850

Issuance of common stock for services .......       245,000         53,000          --        --            --           53,000

Issuance of common stock for accounts payable        45,000          9,000          --        --            --            9,000

Retirement of common stock ..................    (1,200,000)          --            --        --            --             --

Treasury stock reserved for future issuance .          --             --          25,000      --            --             --

Issuance of treasury stock ..................         8,000           --          (8,000)     --            --             --

Net (loss) for the year .....................          --             --            --        --        (425,468)      (425,468)
                                                -----------    -----------   -----------    ------   -----------    -----------

Balance, July 31, 2003 ......................    40,139,141    $ 3,229,482        17,000    $ --     $(3,153,217)   $    76,265
                                                ===========    ===========   ===========    ======   ===========    ===========

    The accompanying notes are an integral part of these financial statements


                            Titan Technologies, Inc.
                            Statements of Cash Flows

                                                             For the years
                                                             ended July 31,
                                                           2003          2002
                                                         ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
    Net (loss) .......................................   $(425,468)   $(248,236)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Stock compensation expense .......................      53,000       15,000
    Depreciation and amortization ....................       1,294          923
    Increase in accounts payable and accrued expenses       36,797        4,691
                                                         ---------    ---------
Net cash (used in) operating activities ..............    (334,377)    (227,622)
                                                         ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment ...............      (1,322)        --
                                                         ---------    ---------
Net cash (used in) investing activities ..............      (1,322)        --
                                                         ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from common stock issuances .............     434,850      205,975
                                                         ---------    ---------
Net cash provided by financing activities ............     434,850      205,975
                                                         ---------    ---------
Net increase (decrease) in cash ......................      99,151      (21,647)

Beginning cash .......................................      12,728       34,375
                                                         ---------    ---------
Ending cash ..........................................   $ 111,879    $  12,728
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest .............................   $    --      $    --
                                                         =========    =========
  Cash paid for income taxes .........................   $    --      $    --
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING
ACTIVITIES

Common stock issued in exchange for payment
  of accounts payable ................................   $   9,000    $    --
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements


                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                  July 31, 2003



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Titan Technologies, Inc. (the "Company") was incorporated on July 3, 1955 as a New Mexico corporation. The Company is an international licensor of proprietary technologies. The Companies primary technology involves the construction of tire recycling plants.

Reclassifications

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts that are federally insured up to $100,000. The Company has not experienced any losses in such accounts for which they have deposits in excess of $100,000, and believes it is not exposed to any significant credit risk on such accounts. At July 31, 2003 cash balance in deposit accounts exceed the federally insured amount by $11,879.

Property and equipment

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over estimated economic lives of five to seven years.

Revenue recognition

Revenue from the licensing of technology is recognized when the Company has substantially performed all material services relating to the contract.

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

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended July 31, 2003 and 2002, the Company incurred research and development costs of $140,700 and $-, respectively.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values of cash and accounts payable and accrued expenses were assumed to approximate carrying values because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

Net (loss) per common share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Impairment of long-lived assets

The Company periodically reviews the carrying amount of its identifiable tangible and intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Recent pronouncements

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.


Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2003 and 2002, the Company incurred net (losses) of $425,468 and $248,236, respectively. In addition, the Company has not been able to generate significant operating revenues through the licensing of their proprietary technologies.

Management has taken the following steps to address the financial and operating condition of the Company, which it believes will be sufficient to provide the Company with the ability to continue in existence:

        o Improve marketing efforts for recycling plants and bring plastics technology to a marketable product.
        o Reduce operating and administrative expenses, and issue stock and notes payable in lieu of cash when possible
        o Defer officer salaries if required.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3.  LICENSE AGREEMENT

On February 20, 2003 the Company entered into a license agreement for technology related to tire recycling covering the following territories; the State of Texas, Austria, and Brazil. The agreement called for payments aggregating $1,000,000. In addition, the company was entitled to a production royalty of $4 per ton on tires processed.

On June 4, 2003 the terms of the agreement were modified. Under the terms of the modified license agreement the Company is to receive payments aggregating $2,000,000, $10,000 which was received as of April 30, 2003; $990,000 which will be paid upon the licensor reaching certain construction milestones; and $1,000,000 which will be paid as production royalties.

As an enticement to enter into the license agreement the Company will grant the licensee a 5-year stock purchase warrant for 1,000,000 shares of common stock at $0.30 per share upon the licensee remitting a payment of $330,000 to the Company from achieving certain construction milestones. As of the date of this report the construction milestones have not been met and the warrant had not been granted.


Note 4.  RESEARCH AND DEVELOPMENT AGREEMENT

The Company has an arrangement with a research facility ("Adherent") owned by a director of the Company. Under the terms of the agreement the Company is entitled to all of Adherent's findings and developments. Adherent is in the process of researching a waste plastics recycling process using the Company's technology.

Under the terms of the agreement, Adherent is entitled to 50% of the net income received by the Company resulting from the sale and/or licensing of product, plant, technology or otherwise of its technology related to feedstock, other than those for tires.

Adherent is entitled to an amount derived from tire revenue as follows: 5% of the first $2,000,000 of net revenues, 3% of net revenue of $2,000,000 to $5,000,000, 2% of net revenue of $5,000,000 to $10,000,000, and 1% of all net revenue in excess of $10,000,000.

No amounts were paid to Adherent for the years ended July 31, 2003 and 2002.


Note 5.  STOCKHOLDERS' EQUITY

During the year ended July 31, 2002 the Company issued 2,003,083 shares of common stock at for cash aggregating $205,975.

During the year ended July 31, 2002 the Company issued 150,000 shares of common stock to a non-employee in exchange for services valued at $15,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended July 31, 2003 the Company issued 3,563,915 shares of common stock at for cash aggregating $434,850.

During the year ended July 31, 2003 the Company issued 290,000 shares of common stock to employees and non-employees in exchange for services valued at $53,000 and forgiveness of an account payable of $9,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended July 31, 2003 a stockholder returned 1,200,000 shares of common stock to the Company for cancellation (see below). No value was assigned to the cancelled shares.

Treasury stock, consisting of 25,000 shares of common stock, was reserved for future issuances to shareholders of the Company who and not exchanged their shares in the previous entity for shares in the Company. During the year ended July 31, 2003 the Company issued 8,000 shares of treasury stock.

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. Under a settlement agreement, the 3,000,000 shares of the common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. During the year ended July 31, 2003 the Company retired a certificate related to this settlement agreement for 1,200,000 shares. The Company is seeking return of the remaining 1,800,000 shares of common stock. Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2003. Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.


Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,500,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at July 31, 2003 have been granted to employees or directors.

Summarized information relative to the Company's stock option plan are as follows:

                                        Number of            Weighted Average
                                         Shares               Exercise Price
                                        ---------             --------------
Outstanding at July 31, 2001            1,500,000                $ 0.16
Granted                                      -                      -
Exercised                                    -                      -
Forfeited                                    -                      -
                                             -                      -
                                        ---------                ------
Outstanding at July 31, 2002            1,500,000                  0.16
Granted                                      -                      -
Exercised                                    -                      -
Forfeited                                    -                      -
                                             -                      -
                                        ---------                ------
Outstanding at July 31, 2003            1,500,000                $ 0.16
                                        =========                ======

The following table summarizes information about stock options outstanding at July 31, 2003:

                               Weighted average
                                  remaining                  Weighted average
     Number outstanding        contractual life               exercise price
         -----------           ----------------               --------------
         1,500,000                .42 years                       $0.16
         =========                ===                             =====


Note 7.  INCOME TAXES

The Company accounts for income taxes under SFAF 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                         Reconciling Item       Tax Effect
                                         ----------------       ----------
Net operating loss carryforward           $   2,986,000       $   1,164,000
Research and development credit                  49,000              19,000
                                          -------------       -------------
                                          $   3,035,000       $   1,183,000
                                          =============       =============

At July 31, 2003, the Company has loss carryforwards of approximately $2,986,000, which can be used to reduce future taxable income and will expire throughout 2005 to 2023. In addition, the Company has a research credit of $49,000 available to offset income tax liabilities through 2006.

Due to a previous change in controlling ownership, the use of net operating losses of approximately $445,000 will be limited in any year to an amount determined by multiplying the value of the respective company's equity just prior to the ownership change by the federal long-term exempt rate. Any unused limitation may be carried forward and added to the next year's limitation.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2003 was $115,000.


Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services for a monthly fee of $1,500. Total expenses incurred under this agreement were $18,000 for both of the years ending July 31, 2003 and 2002, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost. Amounts received under this agreement for the years ended July 31, 2003 and 2002 were $26,545 and $28,460, respectively. The Company has netted these amounts against payroll expense.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As stated in Registrant's Report on Form 8-K filed February 18, 2003, Registrant dismissed Grant Thornton LLP as its independent accountant on February 12, 2003. On February 13, 2003, Registrant engaged Stark Winter Schenkein & Co., LLP as its independent accountants.

         The financial statements reported on by Grant Thornton LLP for each of the Registrant's last two fiscal years were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to audit scope or accounting principles.

         The decision to change accountants was approved by the Registrant's Board of Directors.

         There were no changes in or disagreements with Grant Thornton LLP of the kind described by Item 304 of Regulation S-B at any time during the Company's two (2) most recent fiscal years and the interim period through February 12, 2003.

                         PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled "Executive Compensation".



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".



ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

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

                10.3 Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

                10.4 Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

                10.5 Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp.

                10.6 Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp. and Southeast Environmental Tire Recycling Corporation.

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

                10.13 Option agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

                10.14           Promissory Note dated September 24, 1996.

         The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

                10.15 Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

           The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2003:

             10.16 Agreement with United States Recycling, LLC dated February 20, 2003

             10.17 License Agreement with United States Recycling, LLC dated February 20, 2003

         The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

             10.18. Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003.

             21.                Subsidiaries of the Small Business Issuer.
                                The Company has no subsidiaries

             99. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b) Reports on Form 8-K:

         No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.


ITEM 14: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and reported to management, including the principal executive and financial officer to allow timely decisions regarding the required disclosure. Within 90 days prior to the filing date of this report, our management, with the participation of its principal executive and financial officer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The principal executive and financial officer has concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2003, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 20, 2003. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.
                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director
         Dated October 24, 2003

By:      Robert Simon
         ------------
         Robert Simon, Secretary
         Date:  October 24, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, Director
         Date: October 24, 2003


By:      Ronald E. Allred
         ----------------
         Dr. Ronald E. Allred, Director Date: October 24, 2003



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


Date: October 24, 2003
                                Ronald L. Wilder
                                -----------------------------
                                Ronald L. Wilder, principal
                                executive and financial officer
                                [Signature]             [Title]

There are no other certifying officers.