Form 10QSB
period 2003-10-31
TITAN TECHNOLOGIES INC
filed 2003-12-15
CIK 932144

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


                  For quarterly period ended  October 31, 2003

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


        For the transition period from                     to

                         Commission File Number: 0-25024

                            TITAN TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

            NEW MEXICO                                    85-0206831
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


     The number of shares of the  registrant's  common stock  outstanding  as of
November 12, 2003 was:    No Par Value Common     40,473,575

     Transitional Small Business Format:      Yes               No     X



                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2003
                                    UNAUDITED

ASSETS
  Current Assets
    Cash ....................................................       $    40,519
                                                                    -----------
  Property and Equipment, at cost
    Furniture and fixtures ..................................             3,076
    Machinery ...............................................             7,706
                                                                    -----------
                                                                         10,782
    Less accumulated depreciation ...........................            (9,473)
                                                                    -----------
         Net property and equipment .........................             1,309
                                                                    -----------

  Other Assets ..............................................               609
                                                                    -----------

                                                                    $    42,437
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable ........................................       $     2,797
    Other accrued liabilities ...............................             5,106
                                                                    -----------
    Total Current Liabilities ...............................             7,903
                                                                    -----------
  Stockholders' Equity
    Common stock - no par value; authorized,
      50,000,000 shares; 40,296,141 shares
      issued and 40,279,141 shares outstanding ..............         3,256,732
    Treasury stock, 17,000 shares, at cost ..................              --
    Accumulated (deficit) ...................................        (3,222,198)
                                                                    -----------
                                                                         34,534
                                                                    -----------

                                                                    $    42,437
                                                                    ===========

             See the accompanying notes to the financial statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended October 31,
                                   UNAUDITED

                                               2003            2002
                                           ------------    ------------
REVENUES ...............................   $       --      $       --
                                           ------------    ------------
COSTS AND EXPENSES
  General and administrative ...........         67,933          43,961
  Outside services .....................            865           9,000
  Depreciation .........................            183             177
                                           ------------    ------------
                                                 68,981          53,138
                                           ------------    ------------

Net (Loss) Before Other Income (Expense)        (68,981)        (53,138)

                                           ------------    ------------

  (Loss) before income taxes ...........        (68,981)        (53,138)

  Provision for income taxes ...........           --              --
                                           ------------    ------------
  Net (Loss) ...........................   $    (68,981)   $    (53,138)
                                           ============    ============
  Weighted average common shares
    outstanding-Basic and diluted ......     40,187,130      37,778,226
                                           ============    ============
  Basic and diluted (loss)
    per common share ...................   $      (0.00)   $      (0.00)
                                           ============    ============

                See the accompanying notes to the financial statements.


                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                     For the Three Months Ended October 31,
                                   UNAUDITED

                                                         2003           2002
                                                       ---------      ---------
Cash flows from operating activities
  Net cash (used in) operating activities ........     $ (98,610)     $ (42,966)

Cash flows from investing activities
  Net cash provided by investing activities ......          --             --
                                                       ---------      ---------
Cash flows from financing activities
  Proceeds from sale of common stock .............        27,250         33,500
                                                       ---------      ---------
Net cash provided by financing activities ........        27,250         33,500

  Net decrease in cash ...........................       (71,360)        (9,466)

  Cash at beginning of period ....................       111,879         12,728
                                                       ---------      ---------

  Cash at end of period ..........................     $  40,519      $   3,262
                                                       =========      =========

                See the accompanying notes to the financial statements.


                            Titan Technologies, Inc.
                         Notes to Financial Statements
                                October 31, 2003
                                   Unaudited

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended July 31, 2003.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2003 the Company incurred a net loss of $68,981.

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

Note 4.  Stockholders' Equity

During the period ended October 31, 2003 the company sold 140,000 shares of common stock for cash proceeds aggregating $27,250.

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

As an enticement to enter into the license agreement the Company will grant the licensee a 5-year stock purchase license or 1,000,000 shares of common stock at $0.30 per share upon the licensee remitting a payment aggregating $330,000 to the Company from achieving certain construction milestones. As of the date of this report the construction milestones have not been met and the warrant had not been granted.

Note 6.  Subsequent event
Subsequent to October 31, 2003 the Company issued 177,334 shares of common stock for cash at $0.15 per share of $26,600.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, expenses increased $15,843 to $68,981 for the three months ended October 31, 2003 compared to the three months ended October 31, 2002 primarily due to the increase in wages and legal and accounting expenses.

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

Financial Condition

The Company's liquidity decreased in the three months October 31, 2003 as cash decreased by $71,360 since July 31, 2003. Operations used $98,610 compared to the same period of the prior year in which operations used $42,966. Proceeds from the sale of common stock were $27,250 during the three months ended October 31, 2003 compared to $33,500 for the same period in 2002.

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


Item 2.  Changes in Securities

During the three months ended October 31, 2003 the Company sold common stock to two investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



          Date            Shares Issued           Cash Received
        --------          -------------           -------------
        10/02/03                125,000                 $25,000
        10/31/03                 15,000                   2,250
                          -------------           -------------
                                140,000                 $27,250
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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
      (a) List of Exhibits

        Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

        Exhibit 32, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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


                    TITAN TECHNOLOGIES, INC.


November 12,2003    Ronald L. Wilder
                    -----------------------------------------------------
                    Ronald L. Wilder, President, Chief Executive Officer,
                    Chief Financial Officer and Chief Accounting Officer.