Form 10QSB
period 2004-01-31
TITAN TECHNOLOGIES INC
filed 2004-03-16
CIK 932144

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


                      For quarterly period ended January 31, 2004
                                                 ----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the transition period  from          to
                                                     ------      -----

                         Commission File Number: 0-25024
                                                 -------

                            TITAN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          NEW MEXICO                                     85-0206831
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                 3206 Candelaria Road NE, Albuquerque, NM 87107
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (505) 884-0272
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
--------------------------------------------------------------------------------
                    (Former name, former address, and former
                   three-months, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       ---   ---

The number of shares of the registrant's common stock outstanding as of
February 27, 2004 was:    No Par Value Common                40,524,808

Transitional Small Business Format:       Yes          No   X
                                             -----        -----

            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2004
                                    UNAUDITED

ASSETS
Current Assets
Cash                                                                $    37,881
                                                                    -----------

Property and Equipment, at cost
Furniture and fixtures                                                    3,077
Machinery                                                                 7,706
                                                                    -----------
                                                                         10,783
Less accumulated depreciation                                            (9,656)
                                                                    -----------
Net property and equipment                                                1,127
                                                                    -----------

Other Assets                                                                608
                                                                    -----------

                                                                    $    39,616
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                    $     1,248
Other accrued liabilities                                                 5,201
                                                                    -----------
Total Current Liabilities                                                 6,449
                                                                    -----------

Stockholders' Equity
Common stock - no par value; authorized, 50,000,000 shares;
  40,521,808 shares issued and 40,504,808 shares outstanding          3,290,582
Treasury stock, 17,000 shares, at cost                                     --
Accumulated (deficit)                                                (3,257,415)
                                                                    -----------
                                                                         33,167
                                                                    -----------

                                                                    $    39,616
                                                                    ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                             STATEMENT OF OPERATIONS
                     For The Three Months Ended January 31,
                                    UNAUDITED

                                                       2004            2003
                                                   ------------    ------------
REVENUES                                           $     55,000    $       --
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative                               71,909          66,131
Outside services                                         18,125          51,750
Depreciation                                                183             178
                                                   ------------    ------------
                                                         90,217         118,059
                                                   ------------    ------------

(Loss) from operations                                  (35,217)       (118,059)

Other income                                               --             6,480
                                                   ------------    ------------

(Loss) before income taxes                              (35,217)       (111,579)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net (loss)                                         $    (35,217)   $   (111,579)
                                                   ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                 40,447,145      37,876,545
                                                   ============    ============

Basic and diluted (loss) per common share          $      (0.00)   $      (0.00)
                                                   ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                             STATEMENT OF OPERATIONS
                      For The Six Months Ended January 31,
                                    UNAUDITED

                                                       2004            2003
                                                   ------------    ------------
REVENUES                                           $     55,000    $       --
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative                              139,842         117,262
Outside services                                         18,990          60,750
Depreciation                                                366             355
                                                   ------------    ------------
                                                        159,198         178,367
                                                   ------------    ------------

(Loss) From Operations                                 (104,198)       (178,367)
                                                   ------------    ------------

Other income                                               --            13,650
                                                   ------------    ------------

(Loss) before income taxes                             (104,198)       (164,717)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net (loss)                                         $   (104,198)   $   (164,717)
                                                   ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                 40,317,138      37,826,053
                                                   ============    ============

Basic and diluted (loss) per common share          $      (0.00)   $      (0.00)
                                                   ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                             STATEMENT OF CASH FLOWS
                      For the Six Months Ended January 31,
                                    UNAUDITED

                                                         2004            2003
                                                       ---------      ---------
Cash flows from operating activities
Net cash (used in) operating activities                $(135,098)     $(130,471)
                                                       ---------      ---------

Cash flows from investing activities
Net cash provided by investing activities                   --             --
                                                       ---------      ---------

Cash flows from financing activities
Proceeds from sale of common stock                        61,100        354,950
                                                       ---------      ---------
Net cash provided by financing activities                 61,100        354,950
                                                       ---------      ---------

Net increase (decrease) in cash                          (73,998)       224,479

Cash at beginning of period                              111,879         12,728
                                                       ---------      ---------

Cash at end of period                                  $  37,881      $ 237,207
                                                       =========      =========


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2004
                                    Unaudited

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


The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2004 the Company incurred a net loss of $104,198.


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


Note 4.   Stockholders' Equity

During the period ended January 31, 2004 the company sold 365,667 shares of common stock for cash proceeds aggregating $61,100.


Note 5.  Licensing Agreements

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

As of December 17, 2003 a group of Mexican investors paid a $55,000 non-refundable deposit for a licensing agreement for three tire recycling plants to be built in Mexico. Under the terms of the agreement the Company is to receive a payment of $500,000. $300,000 will be credited to the licensing fee; $100,000 for each of the three recycling plants and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. The terms of the license agreement have not yet been finalized.

Note 6.  Subsequent event

Subsequent to January 31, 2004 the Company issued 20,000 shares of common stock for cash proceeds aggregating $3,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

As a result of activities by management, general and administrative expenses increased $22,580 to $139,842 for the six months ended January 31, 2004 compared to the six months ended January 31, 2003 primarily due to the increase in wages.


As a result of activities by management, general and administrative expenses increased $5,778 to $71,909 for the three months ended January 31, 2004 compared to the three months ended January 31, 2003 primarily due to the increase in wages.


As a result of activities by management, outside services expenses decreased $41,760 to $18,990 for the six months ended January 31, 2004 compared to the six months ended January 31, 2003 primarily due to the decrease in engineering services.


As a result of activities by management, outside services expenses decreased $33,625 to $18,125 for the three months ended January 31, 2004 compared to the three months ended January 31, 2003 primarily due to the decrease in engineering services.


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


Financial Condition
-------------------

The Company's liquidity decreased in the six months ended January 31, 2004 as cash decreased by $73,998 since July 31, 2003. Operations used $135,098 compared to the same period of the prior year in which operations used $130,471. Proceeds from the sale of common stock were $61,100 during the six months ended January 31, 2004 compared to $354,950 for the same period in 2003.


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


ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of January 31, 2004, under the supervision and with the participation of our Chief Executive and Financial
Officer, management has evaluated the effectiveness of the operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were timely in alerting him to material information required to be included in our periodic filings with the SEC.



(b) There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

At the date of this report there are no known legal proceedings pending or judgments against the Registrant or against any director or officer of the Registrant in their capacity as such.


Item 2.  Changes in Securities

During the six months ended January 31, 2004 the Company sold common stock to six investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


Date                         Shares Issued                Cash Received
------------                 ------------------------------------------
   10/02/03                     125,000                     $ 25,000
   10/31/03                      15,000                        2,250
   11/11/03                     133,333                       20,000
   11/19/03                      10,001                        1,500
   11/25/03                      34,000                        5,100
   12/01/03                      15,000                        2,250
   01/09/04                      33,333                        5,000
                             -----------                  -----------
                                365,667                     $ 61,100
                             ===========                  ===========



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

                None

Item 5.  Other Information

                None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: The following exhibits are filed with this report:

               31.1 Certification  pursuant to Rule 13(a) or 15d-14(a) under the
                    Securities Exchange Act of 1934, as amended.


               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


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


                           TITAN TECHNOLOGIES, INC.

Date: February 27, 2004    /s/ Ronald L. Wilder
                           -----------------------------------------------------
                           Ronald L. Wilder, President, Chief Executive Officer,
                           Chief Financial Officer and Chief Accounting Officer.