Form 10KSB/A
period 2003-07-31
TITAN TECHNOLOGIES INC
filed 2004-05-14
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 (Amendment #1)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003
                          -------------

[ ] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number: 0-25024
                                                 -------

                             TITAN TECHNOLOGIES, INC
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           New Mexico                                   85-0206831
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or other organization)


3206 Candelaria Road, N.E., Albuquerque, New Mexico                      87107
----------------------------------------------------                  ----------
   (Address of principal executive offices)                           (Zip Code)


Issuer's telephone number: 505-884-0272
                           ------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State issuer's revenues for its most recent fiscal year:$10,000

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

Shareholders: At October 9, 2003, the Company had approximately 985 shareholders of record.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION

         The following Plan of Operation should be read in connection with the Company's financial statements and notes hereto. Information discussed herein, as well as this Annual Report on Form 10-KSB/A, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company's licensees to obtain financing for such plants; the ability of any additional plants, if financed, in this Form 10-KSB/A or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

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

TITAN TECHNOLOGIES, INC.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director
         Dated May 13, 2004

By:      Robert Simon
         ------------
         Robert Simon, Secretary
         Date:  May 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, Director
         Date: May 13, 2004


By:      Ronald E. Allred
         ----------------
         Dr. Ronald E. Allred, Director Date: May 13, 2004