Form 10QSB/A
period 2003-10-31
TITAN TECHNOLOGIES INC
filed 2004-05-14
CIK 932144

FORM 10-QSB/A - AMENDMENT #1 TO QUARTERLY OR TRANSITIONAL REPORT UNDER
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Amendment #1 to Quarterly or Transitional Report

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 (Amendment #1)

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For quarterly period ended  October 31, 2003
                                              ----------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


        For the transition period from ____________  to ___________


                         Commission File Number: 0-25024
                                                 -------

                            TITAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEW MEXICO                                    85-0206831
  ----------------------------                 ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                 3206 Candelaria Road NE, Albuquerque, NM 87107
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (505) 884-0272
                          ---------------------------
                          (Issuer's telephone number)


                                      N/A
             ------------------------------------------------------
             (Former name, former address, and former three-months,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares of the  registrant's  common stock  outstanding  as of
November 12, 2003 was:    No Par Value Common     40,473,575

     Transitional Small Business Format:      Yes         No  X
                                                 ----        ----

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits

         Amended Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

        Amended Exhibit 32, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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


                    TITAN TECHNOLOGIES, INC.


May 13, 2004        Ronald L. Wilder
                    -----------------------------------------------------
                    Ronald L. Wilder, President, Chief Executive Officer,
                    Chief Financial Officer and Chief Accounting Officer.