Form 10QSB/A
period 2004-01-31
TITAN TECHNOLOGIES INC
filed 2004-05-14
CIK 932144

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

Item 5.  Other Information

                None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: The following exhibits are filed with this report:

               31.1 Amended Certification  pursuant to Rule 13(a) or 15d-14(a)
                    under the Securities Exchange Act of 1934, as amended.


               32 Amended Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


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


                           TITAN TECHNOLOGIES, INC.

Date: May 13, 2004         /s/ Ronald L. Wilder
                           -----------------------------------------------------
                           Ronald L. Wilder, President, Chief Executive Officer,
                           Chief Financial Officer and Chief Accounting Officer.