Form 10KSB/A
period 2003-07-31
TITAN TECHNOLOGIES INC
filed 2004-05-28
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 (Amendment #2)


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
                                        =========                ======

The following table summarizes information about stock options outstanding at July 31, 2003:

                               Weighted average
                                  remaining                  Weighted average
     Number outstanding        contractual life               exercise price
         -----------           ----------------               --------------
         1,500,000                .42 years                       $0.16
         ==========            ================               ===============


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

ITEM 8.A. Controls and Procedures

         (a)  EVALUATION OF DISCLOSURE AND PROCEDURES


         The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and reported to management, including the principal executive and financial officer to allow timely decisions regarding the required disclosure.

     As of the end of the period covered by this report, Company's management, with the participation of its principal executive and financial officer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The principal executive and financial officer has concluded that such disclosure controls and procedures are effective in ensuring that required information is disclosed in the Company's reports.

(b)      CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

TITAN TECHNOLOGIES, INC.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director
         Dated May 28, 2004

By:      Robert Simon
         ------------
         Robert Simon, Secretary
         Date:  May 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:      Ronald L. Wilder
         ----------------
         Ronald L. Wilder, Director
         Date: May 28, 2004


By:      Ronald E. Allred
         ----------------
         Dr. Ronald E. Allred, Director
         Date: May 28, 2004