Form 10QSB/A
period 2003-10-31
TITAN TECHNOLOGIES INC
filed 2004-05-28
CIK 932144

Exhibit 32 for 10QSB/A #2 10/31/2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amended Quarterly Report on Form 10-QSB/A of Titan Technologies, Inc. (the "Company") for the period ended October 31, 2003, as filed with the Securities and exchange Commission on the date hereof (the "Report"), I, the undersigned, in the capacity and on the date indicated below, hereby certify pursuant to 18 U.S.C./ Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     a) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     b) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Date: May 28, 2004                        /s/ Ronald L. Wilder
                                                   --------------------------
                                                   Ronald L. Wilder, President,
                                                   (Chief Executive Officer)
                                                   (Chief Financial Officer)