Form 10QSB
period 2004-04-30
TITAN TECHNOLOGIES INC
filed 2004-06-21
CIK 932144

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


                    For quarterly period ended April 30, 2004
                                               --------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to ___________


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


                                       N/A
                    ----------------------------------------
                    (Former name, former address, and former
                   three-months, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares of the registrant's common stock outstanding as of June 8, 2004 was:
                        No Par Value Common       40,689,808


   Transitional Small Business Format:     Yes        No  X
                                               ---       ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2004
                                   (UNAUDITED)

ASSETS
Current Assets
Cash                                                                $    33,845
                                                                    -----------

Property and Equipment, at cost
Furniture and fixtures                                                    3,077
Machinery                                                                 7,706
                                                                    -----------
                                                                         10,783
Less accumulated depreciation                                            (9,840)
                                                                    -----------
Net property and equipment                                                  943
                                                                    -----------

Other Assets                                                                608
                                                                    -----------

                                                                    $    35,396
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                    $     2,431
Other accrued liabilities                                                 4,844
Deferred revenue                                                        105,000
                                                                    -----------
Total Current Liabilities                                               112,275
                                                                    -----------


Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
  40,706,808 shares issued and 40,689,808 shares outstanding          3,319,082
Treasury stock, 17,000 shares, at cost                                     --
Accumulated (deficit)                                                (3,395,961)
                                                                    -----------
                                                                        (76,879)
                                                                    -----------

                                                                    $    35,396
                                                                    ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30,
                                   (UNAUDITED)


                                                      2004             2003
                                                   ------------    ------------
REVENUES                                           $       --      $     10,000
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative                               63,012          59,900
Outside services                                         20,350          94,695
Depreciation                                                184             254
                                                   ------------    ------------
                                                         83,546         154,849
                                                   ------------    ------------

(Loss) from operations                                  (83,546)       (144,849)

Other income                                               --             6,305
                                                   ------------    ------------

(Loss) before income taxes                              (83,546)       (138,544)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net (loss)                                         $    (83,546)   $   (138,544)
                                                   ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                 40,562,308      39,288,107
                                                   ============    ============

Basic and diluted (loss) per common share          $      (0.00)   $      (0.00)
                                                   ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                      2004             2003
                                                   ------------    ------------

REVENUES                                           $       --      $     10,000
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative                              202,854         177,162
Outside services                                         39,340         155,445
Depreciation                                                550             609
                                                   ------------    ------------
                                                        242,744         333,216
                                                   ------------    ------------

(Loss) From Operations                                 (242,744)       (323,216)
                                                   ------------    ------------

Other income                                               --            19,955
                                                   ------------    ------------

(Loss) before income taxes                             (242,744)       (303,261)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net (loss)                                         $   (242,744)   $   (303,261)
                                                   ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                 40,397,668      38,304,446
                                                   ============    ============

Basic and diluted (loss) per common share          $      (0.01)   $      (0.01)
                                                   ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                        2004            2003
                                                      ---------       ---------
Cash flows from operating activities
Net cash (used in) operating activities               $(167,634)      $(262,920)
                                                      ---------       ---------

Cash flows from investing activities
Purchases of fixed assets                                  --            (1,322)
                                                      ---------       ---------

Cash flows from financing activities
Proceeds from sale of common stock                       89,600         361,550
                                                      ---------       ---------

Net increase (decrease) in cash                         (78,034)         97,308

Cash at beginning of period                             111,879          12,728
                                                      ---------       ---------

Cash at end of period                                 $  33,845       $ 110,036
                                                      =========       =========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB/A as of and for the two years ended July 31, 2003.


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2004 the Company incurred a net loss of $242,744.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2004
                                   (Unaudited)

Note 4.   Stockholders' (Deficit)

During the nine month period ended April 30, 2004 the company sold 550,667 shares of common stock for cash proceeds aggregating $89,600.


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

On April 2, 2004 an agreement was further modified with a group of investors for three tire recycling plants to be built in Mexico. The Company has received a non-refundable deposit of $105,000, which revenue is deferred , as discussed in
Note 6, below. Under the terms of the agreement the Company is to receive a payment of $500,000. $300,000 will be credited to the licensing fee; $100,000 for each of the three recycling plants and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico.


Note 6.  Revenue Recognition

The Company recognizes revenue from the licensing of its technology over the term of the license agreement. In cases where a license covers a specific number of facilities the revenue is deferred and recorded as income on a pro rata basis at the completion of each of the licensed facilities.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses increased $25,692 to $202,854 for the nine months ended April 30, 2004 compared to the nine months ended April 30, 2003 primarily due to the increase in wages.

As a result of activities by management, general and administrative expenses increased $3,112 to $63,012 for the three months ended April 30, 2004 compared to the three months ended April 30, 2003 primarily due to the increase in wages.

As a result of activities by management, outside services expenses decreased $116,105 to $39,340 for the nine months ended April 30, 2004 compared to the nine months ended April 30, 2003 primarily due to the decrease in engineering services.

As a result of activities by management, outside services expenses decreased $74,345 to $20,350 for the three months ended April 30, 2004 compared to the three months ended April 30, 2003 primarily due to the decrease in engineering services.

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

In recent months, the Company has been concentrating its efforts on licensing its technology in the United States because it believes that its tire recycling technology has been proven at commercial scale through operation of the Asian plants. Current discussions with prospective U.S. licensees involve payment of an up-front licensing fee and on-going production royalties on a negotiated basis, depending on the scope of the licensing agreement. Joint venture arrangements in which the Company would be involved in operation of plants are also under consideration. The Company is optimistic that recent results in producing readily marketable activated carbon from tire derived carbon black enhances the probability that one or more U.S. plants will be built using the Company's technology, but there can be no assurance that the Company will be successful in its U.S. licensing or joint venture effort or, if successful, what the amount of the up-front payment or production royalties will be.

Financial Condition

The Company's liquidity decreased in the nine months ended April 30, 2004 as cash decreased by $78,034 since July 31, 2003. Operations used $167,634 compared to the same period of the prior year in which operations used $262,920. Proceeds from the sale of common stock were $89,600 during the nine months ended April 30, 2004 compared to $361,550 for the same period in 2003.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2004
                                   (Unaudited)


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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and reported to management, including the principal executive and financial officer to allow timely decisions regarding the required disclosure.

As of the end of the period covered by this report, Company's management, with the participation of its principal executive and financial officer, performed an evaluation of the effectiveness of the design and operation of these disclosures controls and procedures. The principal executive and financial officer has concluded that such disclosure controls and procedures are effective in ensuring that required information is disclosed in the Company's reports.

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


Item 2. Changes in Securities

During the nine months ended April 30, 2004 the Company sold common stock to ten investors, each qualifying as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.



           Date                  Shares Issued              Cash Received
    ------------------         -----------------          -----------------
             10/02/03                   125,000                   $ 25,000
             10/31/03                    15,000                      2,250
             11/11/03                   133,333                     20,000
             11/19/03                    10,001                      1,500
             11/25/03                    34,000                      5,100
             12/01/03                    15,000                      2,250
             01/09/04                    33,333                      5,000
             02/03/04                    20,000                      3,000
             03/09/04                    50,000                      7,500
             04/21/04                    15,000                      3,000
             04/23/04                   100,000                     15,000
                               -----------------          -----------------
                                        550,667                   $ 89,600
                               =================          =================

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


                               TITAN TECHNOLOGIES, INC.

Date June 14, 2004             /s/ Ronald L. Wilder, President
                               -------------------------------------------------
                               Ronald L. Wilder, President, Chief Executive
                               Officer, Chief Financial Officer and Chief
                               Accounting Officer.