Form 10KSB
period 2004-07-31
TITAN TECHNOLOGIES INC
filed 2004-11-15
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004
                          -------------

[] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25024


                            TITAN TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         New Mexico                                      85-0206831
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or other
organization)

   3206 Candelaria Road, N.E., Albuquerque, New Mexico                 87107
   ---------------------------------------------------              ----------
      (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: 505-884-0272
                           ------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class             Name of Exchange on which registered
    -------------------------          ------------------------------------
    No Par Value Common Stock                          None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $10,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of November 12, 2004: $7,474,612

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III - Items 9, 10, 11 and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 22, 2004, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2004.

PART  I

     Unless otherwise indicated, "The Company" and "Titan" are used in this report to refer to the business of Titan Technologies, Incorporated.

ITEM I. DESCRIPTION OF BUSINESS.

Summary

     Titan Technologies, Incorporated was incorporated under the laws of New Mexico on July 3, 1955. In its early years, the Company was involved in the uranium industry under the original name of Titan Uranium Corporation. The corporate name was changed in 1986 when Titan began to seek business opportunities in other industries. In recent years, Titan has focused its efforts on several recycling technologies, particularly in the area of tires and electronic scrap. Titan believes it has reached an advanced state of development of its tire recycling technology which was used in three plants, which were built and operated in the Far East (South Korea and Taiwan).

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

     The next step of the Titan technology utilizes pyrolysis (together with a proprietary catalyst) to recycle tires and other scrap material. Pyrolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst. In the case of the Company's proprietary tire recycling technology, pyrolysis is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan's process is referred to as a "tertiary" process because it reduces the tire feed to its primary raw components, which consist of oil, steel and carbon black. As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the pyrolysis process. The lower pyrolysis temperature allows recovery of these products in marketable form. Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment. Although not trademarked, the Titan tire recycling technology is often referred to informally as "TRTM-150" technology.

     In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM-150 process is a closed system and the only emissions are exhaust gases from clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills. In fact, non-condensable gases recovered during the TRTM-150 process provide sufficient fuel to generate the required heat for pyrolysis.

     The Company's technology to recover hydrocarbons, carbon and metals from electronic scrap also utilizes its TRTM-150 process to recover the hydrocarbons and carbon, followed by other conventional processes to recover the metals.

     Titan has also designed and built a fully operational mobile unit, which it has used for research and development on plastics, oil recovery from oil soaked sand, the neutralization of poultry waste and other organic wastes. Unlike laboratory testing, the mobile unit has the capacity to test larger volumes of material and, because it is mounted on a trailer, and can be operated at almost any accessible location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste. In 1995 the Phoenix Reactor was built and is used by Adherent Technologies to test the applicability of Titan's pyrolysis process to prove its ability to handle the recovery of a number of different types of waste products.

     Based upon data from the Taiwan and Korean facilities, a plant design improvement program was undertaken in 2003 to further optimize Titan's pyrolysis process and adapt it for plants to be built in the United States. The results of this program provided the basis for the Phase III plant design in fiscal 2003. This design is capable of processing 150 tons per day while recovering a higher percentage of marketable products than the Phase II design.

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

     The Phase III design will be used for plants built in the United States. To the best of the Company's knowledge there are no commercial tire recycling plants operating today that are comparable to Titan's Phase III design. Since the engineering principles utilized in Titan's processing sequences are practiced as state-of-the-art in existing processing plants, it was not possible to patent the overall design concept. Titan did, develop and patent its sealed feed and discharge system technology. These unique features give Titan the ability to design technically sound and economically viable tire processing facilities. Titan's design is based upon a processing sequence that utilizes a number of proven chemical engineering principles working together in an innovative configuration.

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

     All of these principles are utilized in Titan's Phase III plant design. What is most important is their integration into a technically sound, overall plant design configuration. The know-how obtained from the operating plants in Korea and Taiwan helped the Company form the progressive stages of design improvements currently incorporated in the Phase III design.

     A tire recycling plant can only extract what is contained in the discarded tires. Many tire manufacturers use different ingredients in their individual tires. Furthermore, passenger tire compounds differ in content from truck tires.

     A tire recycling plant must have the capability of extracting marketable products from the wide range of differing compounds in the various tires they process. Some tire manufacturers use polyisoprene in their compounding mixture, while others use styrene and butadiene, yet others use polybutadine. All, however, use carbon black for strength and add natural extenders such as calcium carbonate in their tire compounding. In view of the variations in these rubber compositions, it is important to have a process that extracts the highest possible yield of marketable products from whatever the tire's component may be.

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

     -   28% carbon black
     -   41% rubber (natural and synthetic)
     -   17% fabric, performance extenders, etc.
     -   14% steel

Products and Marketing

     Titan estimates that a single plant using TRTM-150 technology at the rate of 150 tons of tires per day will produce on an annual basis:

(1) Approximately 165,000 barrels of oil (34 degree API) (2) Approximately 4,545 tons of high quality scrap steel (3) Approximately. 14,850 tons of carbon black

     The supply of waste tires available for recycling is sufficient to supply a significant number of plants processing 150 tons of tires per day. Titan reasonably believes that the commercial viability of its TRTM-150 technology and the resulting products has been established through pilot plant operations and the three plants that have operated in Asia. As described below, however, marketing of the carbon product in the United States and Europe, whether in the form of carbon black or activated carbon currently appears to present a more difficult market challenge than marketing the carbon product in Asia. There can be no assurance that U.S. or European buyers for the carbon product can be procured without market development efforts after production commences.

Oil

     Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced using TRTM-150 technology is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of "fuel" oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. At the current price of $50/bbl for crude one year's estimated production of 165,000 bbls of oil will yield approximately $8,250.000. Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 9 million barrels of recoverable oil per year.

Steel

     The scrap steel recovered using TRTM-100 technology is good quality carbon-steel used in manufacturing tires and is also readily marketable, except for having been shredded it is essentially the same steel wire which was incorporated into the original manufacture of tires. Although the quantity recovered in a 150 ton per day plant is relatively minor, it nevertheless represents about $600,000 per year in revenue recovered at minimal cost.

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

     Carbon black produced through TRTM-150 pyrolysis consists of the various grades which went into manufacture of the tire. Because of the very fine physical composition of the material, it is not realistically practicable to separate the product by grade. In addition, carbon black produced through pyrolysis contains varying amounts of ash attributable to other minor materials used in manufacturing the tire.

     Because relatively pure carbon black has been in abundant supply at all grades (which determines price), there has been little incentive for carbon black consumers to investigate use of pyrolysis-produced carbon black with its impurities, since the product has not been commercially available in any event, at least in any significant quantities.

     Market research indicates that a market exists for Titan's carbon black for certain applications, including low-speed tires. Moreover, it may be possible to use TRTM-150 carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM-150 plant has been established in the United States or Europe, there will be ample demand for the carbon product once consumers have an opportunity to evaluate a steady and consistent supply of the product. Titan believes that carbon black can be produced using the TRTM-150 process at a lower cost than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States or Europe.. Nevertheless, Titan recognizes that the ability to market the carbon black (or a further refined carbon product) into U.S. and European markets will be a key factor in obtaining commitments for new plants in these geographical areas.

     In order to enhance marketability of the carbon black through the TRTM-150 process, Titan has been working on process additions to convert the carbon black into activated carbon. Activated carbon is a product that can be used in the removal of toxic wastes from flue gases (coal-fired plants) and in waste-water purification. Activated carbon commands a significantly higher market price than the price for carbon black. The results of this work are particularly important to Titan because the carbon black recovered in the TRTM-150 process is the largest portion of material produced through tire recycling. The Company is encouraged as a result of work conducted to date by its independent contractors and results reported by Forest All.

     The Company's own testing has been conducted on a bulk sample of carbon black produced by Forest All in Taiwan and was completed using commercially available equipment. Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed to process this is more than offset by the much higher market price and the ability to obtain a secure market for product. In addition to Titan's own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois' laboratory under the direction of a well known expert in the field, who has been working on pyrolysis-produced carbon black as a source for production of activated carbon for many years. The results of this testing were made available to Titan and confirm the Company's optimism that firm markets can be developed for its TRTM-150 carbon black or activated carbon products once a commercial plant is operating in the United States. Although additional research and testing is anticipated, the preliminary information recently received by Titan indicates that pyrolysis-produced carbon black from tires may produce a superior activated carbon for certain applications.

     If an operating plant can be established in the United States, Titan is hopeful that plants using the Company's process will ultimately be accepted by the market for a number of carbon black applications and for processing into activated carbon. Titan is fully aware of the significance of being able to secure these markets and expects it will encounter strong resistance from existing producers of carbon black to protect their current markets. However, the Company believes that its costs of production will be less than those of current producers of carbon black and that it will have access to available markets for the carbon black once consistent qualities of its carbon products are available on a commercial basis.

     The Company and Adherent have also demonstrated at bench scale that most of the ash impurities can be removed from the carbon black using a conventional hydro-metallurgical process. Although further test work must be performed to confirm that removal of ash is feasible on a commercial scale, a relatively ash-free carbon black product would enhance product use in applications requiring higher product purity. At present, Titan does not have the funds required to complete this phase of test work and believes that it will be necessary to establish its basic technology for recycling tires through construction and operation of a commercial plant in the United States in order to fully evaluate available markets for the full range of carbon products that it has located through pyrolysis of tires.

     The Company has been informed by Universal Purifying Technology Co. in Camden, Ohio that it has located markets ready to acquire any and all the carbon black that Titan Technologies can produce.

Review of 2004

General:
--------

     During the fiscal year ended July 31, 2004, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several inquiries have resulted in serious discussions and negotiations, some of which are continuing to date.

     ReKlaim Technologies, Inc from Kirkland, Washington has chosen a site to build their first recycling plant and is now negotiating financing through private and Government institutions. They assure Titan that the EPA and government officials have given favorable initial review of ReKlaim's proposed plant.

     In Texas, Titan Technologies has agreed in principle to provide technology in order to form a Limited Partnership with Gideon Toal to do construction, and Wam-Sam, Inc. to administer the facility. The general discussions to date lead the Company to believe that if an agreement is concluded, although the parties have yet to sign a written agreement, that each of the three companies will end up owning a portion of each recycling facility that is built and Titan Technologies will get their Licensing fee and royalties. A fourth group has indicated an interest in providing financing for all plants that are constructed.

     Universal Purifying Technology Co. from Camden, Ohio continues to look for a suitable location and a source for financing in order to build a TRTM-150 recycling facility on Ohio. Universal Purifying has an EPA Permit to Install when a location is available. Universal Purifying has also provided Letters of Intent to purchase any and all carbon black produced by all TRTM-150 facilities.

     Titan Technologies, Inc has received a non-refundable down payment of $180,000 toward a licensing fee from International Tire Recycling located in Mexico. International Recycling has contracts with several States in Mexico for collection of discarded tires for feedstock and anticipate purchasing land near Nuevo Laredo to construct a TRTM-150 tire recycling plant. International Recycling continues to seek funding from private sources.

     The primary resistance encountered to date in establishing a U.S. or European TRTM plant has been establishing a market for the carbon product. Carbon black is pure elemental carbon in the form of spherical particles. It is one of the top fifty manufactured industrial chemicals in the United States. Worldwide production of carbon black is approximately fifteen billion pounds per year: Ninety percent of the carbon black procured is used for rubber production, nine percent as pigment for inks and plastics and one percent for various other applications.

     The world demand for carbon black is expected to increase to 8.2 million metric tons (over 16 billion pounds) in 2004. While world prices for this commodity have been low for the past several years, consumption and prices are expected to raise as the demand for tires increases and the price of hydrocarbon products rise.

     The Company believes that significant progress was made during fiscal 2003 year in converting the TRTM-150 carbon black into activated carbon. Activated carbon appears to have a much greater potential for achieving market entry on an accelerated basis. As a part of this effort, Titan engaged test facilities to
(i) pelletize a bulk sample of raw carbon black shipped from the Forest All plant in Taiwan and (ii) process the palletized carbon black into activated carbon using off-the-shelf technology. Both tests were successful and were conducted on sufficient quantities of the TRTM-produced carbon black to demonstrate to the Company's satisfaction that activation can produce what appears to be marketable activated carbon.

     In conjunction with these tests, smaller laboratory scale tests were also conducted on activation of the carbon black at the University of Illinois. This work was conducted using the tire-derived TRTM carbon black produced by Forest All in Taiwan as a feed source. These tests were also successful in demonstrating that there are no particularly difficult problems in producing activated carbon from carbon black generated from tires using the Titan pyrolysis process. Based upon the recommendation received as result of the work performed at the University of Illinois, it is expected that the initial target markets will be use of the activated carbon to remove mercury from the flue gases generated by coal-fired electric power plants and to treat municipal waste water. Titan has also been informally advised that an existing producer/marketer of activated carbon has performed its own tests on the Taiwan produced carbon black and has found it acceptable. However the data actually received by Titan is rather limited and the Company believes that it will probably be necessary to obtain additional test information before it will be able to establish markets for the activated carbon.

     During fiscal 2005, the Company's efforts will be directed towards becoming a licensor for a tire recycling plant in the United States, Mexico or Europe with parties which clearly have the financial capability to build and operate a tire recycling plant. Titan has already expended significant time and effort in several states in locating suitable plant sites and sufficient suppliers of tires as feed for any new plant, and the Company does not anticipate any particular difficulty in either of these areas.

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

Research and Development

     In fiscal 2004, Titan has continued on-going research to continually improve its process, making it highly efficient, environmentally safe and profitable. An independent engineering company in Houston, Texas, evaluated Titan's technology and made recommendations that resulted in the Phase III changes.

     Lockwood Greene, a worldwide construction and engineering company, has completed Titan's Engineering Process package. Also, Lockwood Greene, working with Universal Purifying Technology Company in Columbus, Ohio, prepared and submitted an application to the Ohio Environmental Protection Agency for a Permit to install a Titan recycling facility.

     Titan in conjunction with Cushman Engineering, a New Mexico firm established in 1899, have developed a gas filtration system that is completely passive and low maintenance to more effectively filter suspended carbon from the gases produced by Titan's recycling plant.

Titan plans to develop and test other recycling technologies for electronic scrap and plastics. These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of tire recycling plants based upon Titan's technology.

Outlook

     During the fiscal year ending July 31, 2005, the Company's efforts will continue to be directed toward development of new operations in the North America, European and Asian markets. This will include:

     o Efforts to conclude contractual arrangements in the United States, Europe, Mexico and Asia to further establish the Company's TRTM-150 technology.
     o Additional research and development (working with Adherent and others) of Titan Technologies for recovery of salable products, particularly with respect to carbon black, activated carbon and metals which can be recovered through the recycling of electronic scrap.
     o Completion of contractual arrangements to license the construction and operation of a TRTM-150 plant in the United States and/or Mexico for either recycle of tires, electronic scrap or both.

     Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate. For example, it is estimated that more than 3 billion tires are now in U. S. dumps and that tire stockpiles continue to grow. Similarly, Titan and Adherent will continue research with respect to electronic waste. which contains a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan process. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercial basis based upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue research with the objective of establishing commercial processes in these technologies.

     Fiscal year 2005 will be a major challenge for Titan, and the Company believes it is essential to complete a licensing transaction for its TRTM technology during the year. The Company recognizes that its future ability to raise working capital through private placements of its common stock is limited and that a licensing transaction for the TRTM-150 technology could be critical to the Company's survival and success.


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

     Titan is not aware of any other uses for waste tires that are reasonably competitive with the benefits which can be derived from the TRTM-150 process. However, research into the problem of waste tire disposal is continuing throughout the world and it should be anticipated that new and novel recycling approaches may, from time to time, be proposed as solutions to the problem of waste tire disposal.

     The Company estimates that there is a potential for as many as one hundred TRTM-150 tire recycling plants in the United States alone if a first U. S. plant can be built and successfully operated to demonstrate in the U. S. that the TRTM-150 technology is commercially viable. This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people generate sufficient scrap tires to sustain the operations of a TRTM-150 recycling plant.

     Titan's marketing efforts in the United States have been focused on larger population centers. The Company believes that, because of the current policies of providing incentives and inducements to promote recycling, market conditions for implementation of its technology should continue to improve.

     Plastics

     The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation. Titan's objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected during 2005 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

     On December 1, 1999, Titan, Adherent Technologies, and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant's technology. Adherent and Dr. Allred were granted a royalty ranging from 1% to 5% on all proceeds received by the Company from any tire recycling plant and 50% of all proceeds received by the Company from any recycling plant for products other than tires. In addition, Titan sold to Adherent (a company owned by Dr. Allred) 1,000,000 shares of its common stock for a consideration of $10,000. Management believes that the continued relationship with Adherent is to Titan's advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that Adherent has made in the Company's technology over the past 5 years. It is hoped that the continued affiliation between the Company and Adherent will generate a continual stream of new applications for Titan's technology in the future.

     All developments relating to the technology will be owned by Titan.

Employees

     The registrant has four full time employees, (including two officers) one of which is paid $5700 per month and each of the other three are paid $3500 per month. IN addition, the Company has a consultant agreement with a third officer for $1,500 per month. Aggregate annual payment under the terms of these agreements amount to approximately $214,000.


ITEM 2: DESCRIPTION OF PROPERTY.

     Titan has the exclusive right to use the TRTM-150 technology utilized in its TRTM-150 plants and the right to develop such technology for the recycling of plastics and other organic materials. In addition, Titan owns a mobile research and development plant which has an estimated replacement value of approximately $500,000. Since the plant was built for research and development purposes, all plant expenditures have been charged to operations. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment is adequate for the Registrant's needs at the present and during the foreseeable future.

     Titan leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, NE, Albuquerque, New Mexico on a month to month basis at a rent of $1,025 per month. Titan's Management believes that the executive offices now leased by it will be adequate for the Company's business for the near future.

ITEM 3: LEGAL PROCEEDINGS.

     At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2004.


                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information: The Company's common stock is listed on the bulletin board under the symbol "TITT" and is traded over-the-counter. The high and low bid prices for the Company's common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

          Quarter Ended                        High             Low
          -------------                        ----             ---

     Quarter ended September 30, 2002          $0.25           $0.17
     Quarter ended December 31, 2002           $0.24           $0.13
     Quarter ended March 31, 2003              $0.59           $0.14
     Quarter ended June 30, 2003               $0.32           $0.18
     Quarter ended September 30, 2003          $0.30           $0.23
     Quarter ended December 31, 2003           $0,31           $0.19
     Quarter ended March 31, 2004              $0.28           $0.21
     Quarter ended June 30, 2004               $0.40           $0.19

Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At November 12, 2004, the Company had approximately 948 shareholders of record.

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

          As described under Item 1, the Company believes that work, which has been accomplished during the previous fiscal year on conversion of Titan's carbon black into activated carbon, has been sufficiently positive to justify the Company's belief that marketing issues or difficulties with respect to the tire-derived carbon will be resolved during the year to the extent necessary for a licensee to finance and construct a TRTM-150 plant.

     As described under Item 1, the Company believes that work, which has been accomplished during the previous fiscal year on conversion of Titan's carbon black into activated carbon, has been sufficiently positive to justify the Company's belief that marketing issues or difficulties with respect to the tire-derived carbon will be resolved during the year to the extent necessary for a licensee to finance and construct a TRTM-150 plant.

     -  Financial Condition and Cash Requirements

     The Company's cash position decreased to $97,519 at July 31, 2004 from $111,879 at July 31, 2003. During fiscal 2004, the Company sold 915,667 shares of its common stock for $144,500 in cash, in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended. In addition, subsequent to July 31, 2004 the Company sold 150,000 shares of common stock for $15,000. The proceeds of these limited sales ($159,350) and the Company's cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

    The Company's costs and expenses of operations were $342,822 during fiscal 2004, primarily resulting from the Company's efforts to license a plant in the

United States and Mexico and to conduct research and development for applications of new technology. There was no operating income during the 2004 fiscal year. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees.

     These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve-month period.

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


ITEM 7: FINANCIAL STATEMENTS.


                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2004, and the results of its operations and its cash flows for the years ended July 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Denver, Colorado
November 8, 2004

                            Titan Technologies, Inc.
                                  Balance Sheet
                                  July 31, 2004


                                     ASSETS

CURRENT ASSETS
     Cash                                                           $    97,519
     Accounts receivable                                                 10,000
                                                                    -----------
         Total Current Assets                                           107,519
                                                                    ===========

PROPERTY AND EQUIPMENT - NET                                                695
                                                                    -----------

OTHER ASSETS                                                                609
                                                                    -----------

                                                                    $   108,823
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $     5,742
      Accounts payable - related party                                   25,000
      Other accrued liabilities                                           4,488
      Deferred revenue                                                  180,000
                                                                    -----------
            Total current liabilities                                   215,230
                                                                    -----------

 STOCKHOLDERS' (DEFICIT)
      Common stock, no par value; 50,000,000 shares authorized
        41,091,808 shares issued, 41,074,808 shares outstanding       3,379,632
      Treasury stock, 17,000 shares at cost                                --
      Accumulated (deficit)                                          (3,486,039)
                                                                    -----------
                                                                       (106,407)
                                                                    -----------

                                                                    $   108,823
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
                            Statements of Operations

                                                    For the years ended July 31,
                                                        2004          2003
                                                    ------------  ------------

REVENUE                                             $       --    $     10,000
                                                    ------------  ------------

COSTS AND EXPENSES
   General and administrative                            273,224       192,805
   Research and development                               13,000       140,700
   Outside services                                       50,000        47,669
   Depreciation                                              798         1,294
   Non-cash stock compensation                             5,800        53,000
                                                    ------------  ------------
                                                         332,822       425,468
                                                    ------------  ------------

NET (LOSS) BEFORE INCOME TAXES                          (332,822)     (425,468)

PROVISION FOR INCOME TAXES                                  --            --
                                                    ------------  ------------

NET (LOSS)                                          $   (332,822) $   (425,468)
                                                    ============  ============

PER SHARE INFORMATION

    Weighted average number of common
       shares outstanding - basic and diluted         40,529,820    38,679,844
                                                    ============  ============

    Net (loss) per common share - basic and diluted $      (0.01) $      (0.01)
                                                    ============  ============


    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
             Statement of Changes in Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 2003 and 2004


                                                  Common Stock              Treasury Stock
                                           -------------------------   --------------------------                     Total
                                           Number of                   Number of                     Accumulated    Stockholders'
                                           Shares          Amount        Shares         Amount        (Deficit)   Equity (Deficit)
                                          -----------    -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2002                     37,485,226    $ 2,732,632          --      $      --      $(2,727,749)   $     4,883

Issuance of common stock for cash           3,555,915        434,850          --             --             --          434,850

Issuance of common stock for services         245,000         53,000          --             --             --           53,000

Issuance of common stock for accounts
   payable                                     45,000          9,000          --             --             --            9,000

Retirement of common stock                 (1,200,000)          --            --             --             --             --

Treasury stock reserved for
   future issuance                               --             --          25,000           --             --             --

Issuance of treasury stock                      8,000           --          (8,000)          --             --             --

Net (loss)                                       --             --            --         (425,468)      (425,468)
                                          -----------    -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2003                     40,139,141      3,229,482        17,000           --       (3,153,217)        76,265

Issuance of common stock for cash             915,667        144,350          --             --             --          144,350

Issuance of common stock for services          20,000          5,800          --             --             --            5,800

Net (loss)                                       --             --            --             --         (332,822)      (332,822)
                                          -----------    -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2004                     41,074,808    $ 3,379,632        17,000    $      --      $(3,486,039)   $  (106,407)
                                          ===========    ===========   ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
                            Statements of Cash Flows

                                                          For the years ended
                                                                July 31,
                                                            2004         2003
                                                          ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES
    Net (loss)                                            $(332,822)  $(425,468)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Stock compensation expense                                5,800      53,000
    Depreciation and amortization                               798       1,294
    (Increase) in accounts receivable                       (10,000)       --
    Decrease in accounts payable and accrued expenses       (27,486)     36,797
    Increase in deferred revenue                            180,000        --
                                                          ---------   ---------
Net cash (used in) operating activities                    (183,710)   (334,377)
                                                          ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                         --        (1,322)
    Increase in account payable - related party              25,000        --
                                                          ---------   ---------
Net cash (used in) investing activities                      25,000      (1,322)
                                                          ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Advence from shareholder                                  3,717        --
    Repayment of advance from shareholder                    (3,717)       --
    Proceeds from common stock issuances for cash           144,350     434,850
                                                          ---------   ---------
Net cash provided by financing activities                   144,350     434,850
                                                          ---------   ---------

Net increase (decrease) in cash                             (14,360)     99,151

Beginning cash                                              111,879      12,728
                                                          ---------   ---------

Ending cash                                               $  97,519   $ 111,879
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                  $    --     $    --
                                                          =========   =========
  Cash paid for income taxes                              $    --     $    --
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH FINANCING
AND INVESTING ACTIVITIES

Common stock issued in settlement of accounts payable     $    --     $   9,000
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Titan Technologies, Inc. (the "Company") was incorporated on July 14, 1954 as a New Mexico corporation. The Company is an international licensor of proprietary technologies. The Companies primary technology involves the construction of tire recycling plants.

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

Revenue recognition

The Company recognizes revenue from the licensing of its technology over the term of the license agreement, and when the Company has substantially performed all material services relating to the contract. In cases where a license covers a specific number of facilities, the revenue is deferred and recorded as income on a pro-rata basis at the completion of each of the licensed facilities.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended July 31, 2004 and 2003, the Company incurred research and development costs of $13,000 and $140,700, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values of cash and accounts payable and accrued expenses were assumed to approximate carrying values because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


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

Recent pronouncements

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of this Statement should be applied prospectively. The application of SFAS 149 has not had a material effect on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of SFAS 150 require issuers to classify as liabilities, or assets in some circumstances, certain classes of freestanding financial instruments that embody obligations for the issuer. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position, results of operations or cash flows.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004




Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2004 and 2003, the Company incurred net (losses) of $342,822 and $425,468, respectively. At July 31, 2004, the Company had working capital and stockholders' deficits of $117,711 and $116,407. In addition, the Company has not been able to generate significant operating revenues through the licensing of their proprietary technologies.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


On June 4, 2003 the terms of the agreement were modified. Under the terms of the modified license agreement the Company is to receive payments aggregating $2,000,000, $10,000 which was received as of April 30, 2003; $990,000 which will be paid upon the licensor reaching certain construction milestones; and $1,000,000 which will be paid as production royalties.

As an enticement to enter into the license agreement, the Company will grant the licensee a 5-year stock purchase warrant for 1,000,000 shares of common stock at $0.30 per share upon the licensee remitting a payment of $330,000 to the Company from achieving certain construction milestones. As of the date of this report the construction milestones have not been met and the warrant has not been granted.

On April 2, 2004 and again on October 30, 2004, the Agreement was further modified with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. The Company has received non-refundable deposits in the aggregate amount of $180,000, which is recorded as deferred revenue at July 31, 2004. Under the terms of the agreement, the Company is to receive a payment of $500,000. $300,000 will be credited to the licensing fee: $100,000 for each of the three initial recycling plants, and the remaining $200,000 for an exclusive licensing agreement for the Republic of Mexico.


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

No amounts were paid to Adherent for the years ended July 31, 2004 and 2003.


Note 5.  STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended July 31, 2003 the Company issued 3,555,915 shares of common stock at for cash aggregating $434,850.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


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

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. Under a settlement agreement, the 3,000,000 shares of the common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. During the year ended July 31, 2003 the Company retired a certificate related to this settlement agreement for 1,200,000 shares. The Company is seeking return of the remaining 1,800,000 shares of common stock. Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2003 and 2004. Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

During the year ended July 31, 2004, the Company issued 140,000 shares of common stock at $0.20 per share and 775,667 shares of common stock at $0.15 per share, for total cash proceeds of $144,350. In addition, 20,000 shares were issued for services at $0.29 per share, the fair market value of the Company's stock on the date of issue, resulting in non-cash stock compensation in the amount of $5,800.


Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,500,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at July 31, 2003 were granted to employees or directors and expired in the year ended July 31, 2004.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004



Summarized information relative to the Company's stock option plan are as follows:

                                       Number of                Weighted Average
                                        Shares                   Exercise Price
Outstanding at July 31, 2002           1,500,000                        $ 0.16
Granted                                        -                             -
Exercised                                      -                             -
Forfeited                                      -                             -
                                              --                            --
Outstanding at July 31, 2003           1,500,000                          0.16
Granted                                        -                             -
Exercised                                      -                             -
Forfeited                              1,500,000                          0.16
                                       ---------                       -------
Outstanding at July 31, 2004                   -                             -
                                      ==========                    ==========


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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                        Reconciling Item          Tax
                                                                 Effect
                                        -------------       -------------
Net operating loss carryforward         $   3,369,000       $   1,314,000
Research and development credit                49,000              19,000
                                        -------------       -------------
                                        $   3,418,000       $   1,333,000
                                        =============       =============

At July 31, 2004, the Company has loss carryforwards of approximately $3,369,000, which can be used to reduce future taxable income and will expire throughout 2006 to 2024. In addition, the Company has a research credit of $49,000 available to offset income tax liabilities through 2006.

Due to a previous change in controlling ownership, the use of net operating losses of approximately $445,000 will be limited.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2004 was $150,000.


Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services for a monthly fee of $1,500. Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2004 and 2003, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost. Amount received under this agreement for the year ended July 31, 2004 was $28,280. The Company has netted these amounts against payroll expense.

In June 2004, an employee advanced $3,717 to the Company. The advance was due on demand, non-interest bearing and was repaid in July 2004.

During the year ended July 31, 2004, the Company incurred finder's fees in the aggregate amount of $50,000, to an affiliated individual and an entity which he controls, for the purpose of obtaining construction financing for the plants to built per the license agreement discussed in Note 3, above. As of July 31, 2004, $25,000 remains payable to this individual, which amount was paid in August 2004.


Note 9.  COMMITMENTS

During the year ended July 31, 2004, the Company entered into four employment contracts with its employees including two officers, and a consulting contract with a third officer. The contracts are in effect for the five year period from January 1, 2004 to December 31, 2008, and call for annual aggregate payments of $214,010. They are terminable by either party upon written notice and include a two year non-compete provision.

Note 10.  SUBSEQUENT EVENTS

Effective October 29, 2004, the Company granted options to purchase up to 1,350,000 shares of its common stock at an exercise price of $0.12 per share, the fair market value of the stock at the date of grant. The options are exercisable over a ten year period commencing on the grant date and continuing through October 2014.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2004


In September 2004, the Company issued 5,000 shares of its common stock in settlement of accounts payable in the amount of $1,800, valued at $0.36 per share. An additional 150,000 shares were issued in October 2004 for cash consideration of $15,000, valued at $0.10 per share, the fair market value of the stock at the date of issue.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8A:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer who is also. the chief financial and accounting officer, has reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a - 15 (e) and 15d - 15
(e) under the Securities Exchanged Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a -15 (e))that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders entitled "Executive Compensation".


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     The following exhibits are incorporated herein by reference to the Registrant's Form 10-SB, File No. 0-25024

  Exhibit
  Number                    Title
--------------------------------------------------------------------------------
      3.  Articles of Incorporation and By-laws.

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

          10.11 Addendum o Skoda Klatovy S.P.D Agreement dated April 25, 1996.

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

The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended January 31, 2003:

          10.16 Agreement with United States Recycling, LLC dated February 20, 2003

          10.17 License Agreement  with  United  States  Recycling,   LLC  dated
                February 20, 2003

          The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

          10.18 Letter Agreement  dated  June 4,  2003  amending  Agreement  and
                License Agreement  with  United  States  Recycling,   LLC  dated
                February 20, 2003.

The following exhibits are incorporated herein:

          10.19 License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April 2, 2004.

          10.20 Letter Agreement  dated  October 29, 2004  amending  the License
                Agreement  with  Jose  Louis   Edmundo   Perera   Tornero  d/b/a
                International Tire Recycling dated April, 2, 2004.

          21.  Subsidiaries of the Small Business Issuer.

               The Company has no subsidiaries


          31 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32   Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required by Item 601 of Regulation S-K are inapplicable to this Registrant in this filing.

     (b) Reports on Form 8-K:

     No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered was $14,800 and $9,900 for the audit of the Company's annual financial statements for the fiscal years ended July 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Form 10-QSB for those fiscal years.

AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption 'Audit Fee'.

ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0 respectively, for the fiscal years ended December 31, 2003 and 2002.

AUDIT COMMITTEE POLICIES AND PROCEDURES. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Titan by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which could be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention t audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous years annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved., each new engagement of Stark Winter, & Co., LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2004, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2004. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:       /s/ Ronald L. Wilder
         ----------------------------------------------------
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Operating Officer, and Director
         Date: November 15, 2004

By:      /s/ Robert Simon
         ----------------------------------------------------
         Robert Simon, Secretary
         Date:  November 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.



By:       /s/ Ronald L. Wilder
         ----------------------------------------------------
         Ronald L. Wilder, Director
         Date: November 15, 2004


By:      /s/ Dr. Ronald E. Allred
         ----------------------------------------------------
         Dr. Ronald E. Allred, Director
         Date: November 15, 2004




By:      /s/ Dana Finley
         ----------------------------------------------------
         Dana Finley, Director
         Date: November 15, 2004