Form 10QSB
period 2004-10-31
TITAN TECHNOLOGIES INC
filed 2004-12-22
CIK 932144

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


                   For quarterly period ended October 31, 2004
                                              ----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from______ to ________


                         Commission File Number: 0-25024
                                                 -------

                            TITAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEW MEXICO                                85-0206831
  -----------------------------------      ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

                 3206 Candelaria Road NE, Albuquerque, NM 87107
                 ----------------------------------------------
                  (Address of principal executive offices)

                                 (505) 884-0272
                           --------------------------
                           (Issuer's telephone number)

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



     The number of shares of the  registrant's  common stock  outstanding  as of
December 20, 2004 was:     No Par Value Common         41,417,308

   Transitional Small Business Format:    Yes      No X

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2004
                                   (UNAUDITED)

ASSETS
Current Assets
Cash                                                               $    17,009
Accounts receivable                                                     10,000
                                                                   -----------
Total Current Assets                                                    27,009
                                                                   -----------

Property and Equipment, at cost
Furniture and fixtures                                                   3,077
Machinery                                                                7,706
                                                                   -----------
                                                                        10,783
Less accumulated depreciation                                          (10,195)
                                                                   -----------
Net property and equipment                                                 588
                                                                   -----------

Other Assets                                                               608
                                                                   -----------

                                                                   $    28,205
                                                                   ===========

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
Current Liabilities
Accounts payable                                                   $     1,314
Other accrued liabilities                                                4,487
Deferred revenue                                                       180,000
                                                                   -----------
Total Current Liabilities                                              185,801
                                                                   -----------


Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
  41,246,808 shares issued and 41,229,808 shares outstanding         3,396,432
Treasury stock, 17,000 shares, at cost                                    --
Accumulated (deficit)                                               (3,554,028)
                                                                   -----------
                                                                      (157,596)
                                                                   -----------

                                                                   $    28,205
                                                                   ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended October 31,
                                   (UNAUDITED)

                                                      2004            2003
                                                  ------------    ------------
REVENUES                                          $       --      $       --
                                                  ------------    ------------

COSTS AND EXPENSES
General and administrative                              66,082          67,933
Outside services                                         1,800             865
Depreciation                                               107             183
                                                  ------------    ------------
                                                        67,989          68,981
                                                  ------------    ------------

(Loss) from operations                                 (67,989)        (68,981)
                                                  ------------    ------------

(Loss) before income taxes                             (67,989)        (68,981)

Provision for income taxes                                --              --
                                                  ------------    ------------
Net (loss)                                        $    (67,989)   $    (68,981)
                                                  ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                41,143,928      40,187,130
                                                  ============    ============

Basic and diluted (loss) per common share         $      (0.00)   $      (0.00)
                                                  ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                     For The Three Months Ended October 31,
                                   (UNAUDITED)

                                                      2004         2003
                                                    ---------    ---------
Cash flows from operating activities
Net cash (used in) operating activities             $ (70,510)   $ (98,610)
                                                    ---------    ---------

Cash flows from investing activities
Net cash provided by investing activities                --           --
                                                    ---------    ---------

Cash flows from financing activities
Decrease in account payable - related party           (25,000)        --
Proceeds from sale of common stock                     15,000       27,250
                                                    ---------    ---------
Net cash provided by (used in)
    financing activities                              (10,000)      27,250
                                                    ---------    ---------
Net (decrease) in cash                                (80,510)     (71,360)

Cash at beginning of period                            97,519      111,879
                                                    ---------    ---------

Cash at end of period                               $  17,009    $  40,519
                                                    =========    =========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                October 31, 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended July 31, 2004.


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2004 the Company incurred a net loss of $67,989, and had working capital and stockholders' deficits of $158,792 and $157,596, respectively, at October 31, 2004. In addition the Company has no revenue producing operations.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                October 31, 2004
                                   (Unaudited)


Note 4.   Stockholders' (Deficit)

During the three month period ended October 31, 2004 the company sold 150,000 shares of common stock for cash proceeds aggregating $15,000.

During the three months ended October 31, 2004 the Company issued 5,000 shares of common stock in settlement of accounts payable.

Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a five year period commencing on the grant date and continuing through October 2009.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily represetative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of addtiional stock options in future years. The fair value of the options granted is estimated at $.07 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 69%, a risk-free interest rate of 3%, and expected lives of 5 years from date of vesting.

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows:

                                October 31, 2004

Pro forma net (loss)                                         $(162,469)
Pro forma (loss) per share -
Basic and diluted                                            $    (.00)

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                October 31, 2004
                                   (Unaudited)


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

On April 2, 2004 and again on October 30, 2004, the Agreement was further modified with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. The Company has received a non-refundable deposit of $180,000, which is recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company is to receive a payment of $500,000. $300,000 will be credited to the licensing fee: $100,000 for each of the three initial recycling plants and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

As a result of activities by management, general and administrative expenses decreased $1,851 to $66,082 for the three months ended October 31, 2004 compared to the three months ended October 31, 2003 primarily due to the decrease in legal and accounting.

As a result of activities of management, outside services expenses increased $935 to $1,800 for the three months ended October 31, 2004 compared to the three months ended October 31, 2004.

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

Financial Condition
-------------------

The Company's liquidity decreased in the three months ended October 31, 2004 as cash decreased by $80,510 since July 31, 2004. Operations used $70,510 compared to the same period of the prior year in which operations used $98,610. Proceeds from the sale of common stock were $15,000 during the three months ended October 31, 2004 compared to $27,250 for the same period in 2003.

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


Item 2. Changes in Securities

During the three months ended October 31, 2004 the Company sold common stock to one investor, who qualifies as an accredited investor within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.

         Date            Shares Issued            Cash Received
       --------          ------------------    ----------------
       10/04/04               150,000           $ 15,000

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


                                        TITAN TECHNOLOGIES, INC.


Date December 20, 2004                  /s/ Ronald L. Wilder
                                        -----------------------------
                                        Ronald L. Wilder, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer.