Form 10QSB
period 2005-01-31
TITAN TECHNOLOGIES INC
filed 2005-03-14
CIK 932144

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


                   For quarterly period ended January 31, 2005
                                              ----------------

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

     The number of shares of the  registrant's  common stock  outstanding  as of
March 2, 2005 was:     No Par Value Common          43,253,558

   Transitional Small Business Format:    Yes      No X
                                             ---     ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2005
                                   (UNAUDITED)

ASSETS
  Current Assets
     Cash                                                       $    46,018
     Accounts receivable                                             10,000
                                                                -----------
          Total Current Assets                                       56,018
                                                                -----------

  Property and Equipment, at cost
     Furniture and fixtures                                           3,077
     Machinery                                                        7,706
                                                                -----------
                                                                     10,783
     Less accumulated depreciation                                  (10,302)
                                                                -----------
          Net property and equipment                                    481
                                                                -----------

  Other Assets                                                          608
                                                                -----------

                                                                $    57,107
                                                                ===========

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
  Current Liabilities
     Accounts payable                                           $     1,648
     Other accrued liabilities                                          536
     Deferred revenue                                               180,000
                                                                -----------
           Total Current Liabilities                                182,184
                                                                -----------


Stockholders' (Deficit)
  Common stock - no par value; authorized, 50,000,000 shares;
  42,445,558 shares issued and 42,428,558 shares outstanding      3,512,332
  Treasury stock, 17,000 shares, at cost                               --
  Accumulated (deficit)                                          (3,637,409)
                                                                -----------
                                                                   (125,077)
                                                                -----------

                                                                $    57,107
                                                                ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended January 31,
                                   (UNAUDITED)

                                                   2005            2004
                                               ------------    ------------
REVENUES                                       $       --      $     55,000
                                               ------------    ------------
COSTS AND EXPENSES
  General and administrative                         78,869          71,909
  Outside services                                    4,405          18,125
  Depreciation                                          107             183
                                               ------------    ------------
                                                     83,381          90,217
                                               ------------    ------------

(Loss) from operations                              (83,381)        (35,217)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     $    (83,381)   $    (35,217)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             41,764,129      40,447,145
                                               ============    ============

Basic and diluted (loss) per common share      $      (0.00)   $      (0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Six Months Ended January 31,
                                   (UNAUDITED)

                                                   2005            2004
                                               ------------    ------------
REVENUES                                       $       --      $     55,000
                                               ------------    ------------

COSTS AND EXPENSES
  General and administrative                        144,951         139,842
  Outside services                                    6,205          18,990
  Depreciation                                          214             366
                                               ------------    ------------
                                                    151,370         159,198
                                               ------------    ------------

(Loss) from operations                             (151,370)       (104,198)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     $   (151,370)   $   (104,198)
                                               ============    ============

Weighted average common shares outstanding -
  Basic and diluted                              41,728,409      40,317,138
                                               ============    ============

Basic and diluted (loss) per common share      $      (0.00)   $      (0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For The Six Months Ended January 31,
                                   (UNAUDITED)

                                                2005         2004
                                              ---------    ---------
Cash flows from operating activities
Net cash (used in) operating activities       $(157,401)   $(135,098)
                                              ---------    ---------

Cash flows from investing activities
Net cash provided by investing activities          --           --
                                              ---------    ---------

Cash flows from financing activities
Decrease in account payable - related party     (25,000)        --
Proceeds from sale of common stock              130,900       61,100
                                              ---------    ---------
Net cash provided by financing activities       105,900       61,100
                                              ---------    ---------

Net (decrease) in cash                          (51,501)     (73,998)

Cash at beginning of period                      97,519      111,879
                                              ---------    ---------

Cash at end of period                         $  46,018    $  37,881
                                              =========    =========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2005
                                   (Unaudited)


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2005 the Company incurred a net loss of $151,370, and had working capital and stockholders' deficits of $126,166 and $125,077, respectively, at January 31, 2005. In addition the Company has no revenue producing operations.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2005
                                   (Unaudited)


Note 4.   Stockholders' (Deficit)

During the six months ended January 31, 2005 the Company sold 1,348,750 shares of common stock for cash proceeds aggregating $130,900.

During the six months ended January 31, 2005 the Company issued 5,000 shares of common stock in settlement of accounts payable in the amount of $1,800.

Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a five year period commencing on the grant date and continuing through October 2009.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair value of the options granted is estimated at $.07 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 69%, a risk-free interest rate of 3%, and expected lives of 5 years from date of vesting.

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the six months ended January 31, 2005:

       Pro forma net (loss)                           $(245,850)
                                                      ==========
       Pro forma (loss) per share -
       Basic and diluted                              $    (.00)
                                                      ==========

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

On April 2, 2004 and again on October 30, 2004, the Agreement was further modified with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. The Company has received a non-refundable deposit of $180,000, which is recorded as deferred revenue at January 31, 2005. Under the terms of the agreement, the Company is to receive a payment of $500,000. $300,000 will be credited to the licensing fee: $100,000 for each of the three initial recycling plants and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses increased $5,109 to $144,951 for the six months ended January 31, 2005 compared to the six months ended January 31, 2004 primarily due to the increase in legal and accounting, and travel.

As a result of activities by management, general and administrative expenses increased $6,960 to $78,869 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 primarily due to the increase in legal and accounting, and travel.

As a result of activities of management, outside services expenses decreased $12,785 to $6,205 for the six months ended January 31, 2005 compared to the six months ended January 31, 2004.

As a result of activities of management, outside services expenses decreased $13,720 to $4,405 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.

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

Financial Condition

The Company's liquidity decreased in the six months ended January 31, 2005 as cash decreased by $51,501 since July 31, 2004. Operations used $157,401 compared to the same period of the prior year in which operations used $135,098. Proceeds from the sale of common stock were $130,900 during the six months ended January 31, 2005 compared to $61,100 for the same period in 2004.

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

Item 2.  Changes in Securities

During the six months ended January 31, 2005 the Company sold common stock to fourteen investors, who qualify as an accredited investors within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


              Date          Shares Issued        Cash Received
            --------        -------------        -------------
            10/04/04             150,000             $ 15,000
            11/19/04             187,500             $ 15,000
            12/07/04             100,000             $ 10,000
            12/20/04              75,000              $ 6,000
            12/22/04             400,000             $ 50,000
            01/03/05              87,500              $ 7,000
            01/07/05             348,750             $ 27,900

                            -------------       --------------
                               1,348,750            $ 130,900
                            =============       ==============

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

                           TITAN TECHNOLOGIES, INC.


Date: March 2, 2005        /s/ Ronald L. Wilder
                           -----------------------------------------------------
                           Ronald L. Wilder, President, Chief Executive Officer,
                           Chief Financial Officer and Chief Accounting Officer.