Form 10QSB
period 2005-04-30
TITAN TECHNOLOGIES INC
filed 2005-06-16
CIK 932144

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


                    For quarterly period ended April 30, 2005
                                               ---------------

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

The number of shares of the registrant's common stock outstanding as of May 13, 2005 was:

      No Par Value Common                     43,303,558
      -------------------                     ----------

   Transitional Small Business Format:     Yes        No X
                                              ---       ---

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2005
                                   (UNAUDITED)

ASSETS
Current Assets
Cash                                                           $    50,358
Accounts receivable                                                 10,000
                                                               -----------
Total Current Assets                                                60,358
                                                               -----------

Property and Equipment, at cost
Furniture and fixtures                                               3,077
Machinery                                                            7,706
                                                               -----------
                                                                    10,783
Less accumulated depreciation                                      (10,409)
                                                               -----------
Net property and equipment                                             374
                                                               -----------

Other Assets                                                           609
                                                               -----------

                                                               $    61,341
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                               $       727
Other accrued liabilities                                              476
                                                               -----------
Total Current Liabilities                                            1,203
                                                               -----------


Stockholders' Equity
Common stock - no par value; authorized, 50,000,000 shares;
  43,320,558 shares issued and 43,303,558 shares outstanding     3,583,332
Treasury stock, 17,000 shares, at cost                                --
Accumulated (deficit)                                           (3,523,194)
                                                               -----------
                                                                    60,138
                                                               -----------

                                                               $    61,341
                                                               ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30,
                                   (UNAUDITED)

                                                    2005          2004
                                               ------------   ------------
REVENUES                                       $    180,000   $       --
                                               ------------   ------------

COSTS AND EXPENSES
General and administrative                           65,192         63,012
Outside services                                        485         20,350
Depreciation                                            108            184
                                               ------------   ------------
                                                     65,785         83,546
                                               ------------   ------------

Income (loss) from operations                       114,215        (83,546)
                                               ------------   ------------

Provision for income taxes                             --             --
                                               ------------   ------------
Net income (loss)                              $    114,215   $    (83,546)
                                               ============   ============

Weighted average common shares outstanding -
   Basic and diluted                             43,202,715     40,562,308
                                               ============   ============

Basic and diluted income (loss) per
   common share                                $       0.00   $      (0.00)
                                               ============   ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                   2005            2004
                                               ------------    ------------
REVENUES                                       $    180,000    $       --
                                               ------------    ------------

COSTS AND EXPENSES
General and administrative                          210,143         202,854
Outside services                                      6,690          39,340
Depreciation                                            322             550
                                               ------------    ------------
                                                    217,155         242,744
                                               ------------    ------------

(Loss) from operations                                (37,155)       (242,744)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                        $    (37,155)   $   (242,744)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             42,209,043      40,397,668
                                               ============    ============
Basic and diluted (loss) per
  common share                                 $      (0.00)   $      (0.01)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                2005         2004
                                              ---------    ---------
Cash flows from operating activities
Net cash (used in) operating activities      $ (224,061)   $(167,634)
                                              ---------    ---------

Cash flows from investing activities
Net cash provided by investing activities          --           --
                                              ---------    ---------

Cash flows from financing activities
Decrease in account payable - related party     (25,000)        --
Proceeds from sale of common stock              201,900       89,600
                                              ---------    ---------
Net cash provided by financing activities       176,900      89,600
                                              ---------    ---------

Net (decrease) in cash                          (47,161)     (78,034)

Cash at beginning of period                      97,519      111,879
                                              ---------    ---------

Cash at end of period                         $  50,358    $  33,845
                                              =========    =========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2005 the Company incurred a net loss of $37,155. In addition the Company has no revenue producing operations.

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

Note 4.   Stockholders' Equity

During the nine months ended April 30, 2005 the company sold 2,223,750 shares of common stock for cash proceeds aggregating $201,900.

During the nine months ended April 30, 2005 the Company issued 5,000 shares of common stock in settlement of accounts payable in the amount of $1,800.

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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the nine months ended April 30, 2005:


Pro forma net (loss)                                         $(131,635)
                                                      =================
Pro forma (loss) per share -
Basic and diluted                                             $   (.00)
                                                      =================


Note 5.  Licensing Agreements

On February 20, 2003 the Company entered into a license agreement for technology related to tire recycling covering the following territories; the State of Texas, Austria, and Brazil. The Agreement called for payments aggregating $1,000,000. In addition, the company was entitled to a production royalty of $4 per ton on tires processed.

On June 4, 2003 the terms of the agreement were modified. Under the terms of the modified license agreement the Company was to receive payments aggregating $2,000,000, $10,000 of which was received as of April 30, 2003; $990,000 of which was to have been paid upon the licensor reaching certain construction milestones; and $1,000,000 of which was to have been paid as production royalties.

As an enticement to enter into the license agreement the Company was to grant the licensee a 5-year stock purchase warrant for 1,000,000 shares of common stock at $0.30 per share upon the licensee remitting a payment aggregating $330,000 to the Company from achieving certain construction milestones. As of the date of this report the construction milestones have not been met and the warrant had not been granted.

The license agreement and stock purchase warrant dated February 20, 2003, as modified on June 4, 2003, terminated by its terms due to non-performance by the licensee.

On April 2, 2004 and again on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants in Mexico. The Company received a non-refundable deposit of $180,000, which was recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee ($100,000 for each of the three initial recycling plants) and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. The original agreement was verbally extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005 due to non-performance by the Licensee. Accordingly, the previously deferred license fee associated with this agreement has been recognized effective March 31, 2005.


Note 6. Subsequent Event

On May 17, 2005, the Company entered into a License Agreement with certain individuals for an exclusive territory including all of North America, Central America and South America. The License Agreement includes construction deadlines, payments to Titan for the purchase of stock and technology license fees, and ownership by Titan of a portion of each of the proposed plants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

As a result of activities by management, general and administrative expenses increased $7,289 to $210,143 for the nine months ended April 30, 2005 compared to the nine months ended April 30, 2004 primarily due to the increase in legal and accounting, and travel.

As a result of activities by management, general and administrative expenses increased $2,180 to $65,1932 for the three months ended April 30, 2005 compared to the three months ended April 30, 2004 primarily due to the increase in legal and accounting, and travel.

As a result of activities of management, outside services expenses decreased $32,650 to $6,690 for the nine months ended April 30, 2005 compared to the nine months ended April 30, 2004.

As a result of activities of management, outside services expenses decreased $19,865 to $485 for the three months ended April 30, 2005 compared to the three months ended April 30, 2004.

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

See Note 5 Licensing Agreements, above.

Financial Condition
-------------------

The Company's liquidity decreased in the nine months ended April 30, 2005 as cash decreased by $47,161 since July 31, 2004. Operations used $44,061 compared to the same period of the prior year in which operations used $167,634. Proceeds from the sale of common stock were $201,900 during the nine months ended April 30, 2005 compared to $89,600 for the same period in 2004.

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

The most recent Licensing Agreement signed May 17, 2005, if performed, will provide sufficient cash to operate the Company.

Management believes that these steps, if taken, will allow the Registrant to continue as a going concern together with results of on going efforts to raise working capital through licensing agreements and joint ventures. However, there are significant risks associated with the registrant's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


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


Item 2.  Changes in Securities

During the nine months ended April 30, 2005 the Company sold common stock to seventeen investors, who qualify as an accredited investors within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


      Date                Shares Issued        Cash Received
      -----------         -------------        --------------
        10/04/04             150,000           $ 15,000
        11/19/04             187,500             15,000
        12/07/04             100,000             10,000
        12/20/04              75,000              6,000
        12/22/04             400,000             50,000
        01/03/05              87,500              7,000
        01/07/05             348,750             27,900
        02/03/05              25,000              2,000
        02/08/05             800,000             64,000
        03/22/05              50,000              5,000

                          -----------          ----------
                           2,223,750           $ 201,900
                          ===========          ==========

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


Item 3.  Defaults in Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Subsequent Events: Titan filed a Current Report on Form 8-K on May 23, 2005. See
Note 5 - Licensing Agreement, to the Financial Statements above.


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


                          TITAN TECHNOLOGIES, INC.


Date June 15, 2005         /s/ Ronald L. Wilder
                          -----------------------------------------------------
                          Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.