Form 10KSB
period 2005-07-31
TITAN TECHNOLOGIES INC
filed 2005-10-31
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005
                                               -------------

[ ] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25024
                                                 -------

                             TITAN TECHNOLOGIES, INC
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                New Mexico                          85-0206831
     ------------------------------------        -------------------
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

      Title of each class                   Name of Exchange on which
          registered
   No Par Value Common Stock                          None
   -------------------------                          ----

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

State issuer's revenues for its most recent fiscal year:  $180,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of October 14, 2005: $3,090,105.

DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference herein:

     Part III - Items 9, 10, 11 and 12
          - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 22, 2005, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2005.

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

     In addition to its tire recycling technology, Titan has been working with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic. Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable plastic polymers, liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap.

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

     In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM-150 process is a closed system and the only emissions are exhaust gases from clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills. In fact, non-condensable gases recovered during the TRTM-150 process provide sufficient fuel to generate the required heat for further pyrolysis.

     The Company's technology to recover hydrocarbons, carbon and metals from electronic scrap also utilizes its TRTM-150 process to recover the hydrocarbons and carbon, followed by other conventional processes to separate and recover the metals.

     Titan has also designed and built a fully operational mobile unit, which it has used for research and development on plastics, oil recovery from oil soaked soil, the neutralization of poultry waste and other organic wastes. Unlike laboratory testing, the mobile unit has the capacity to test larger volumes of material and, because it is mounted on a trailer, and can be operated at almost any accessible location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste. In 1995 the Phoenix Reactor was built and is used by Adherent Technologies to test the applicability of Titan's pyrolysis process to prove its ability to handle the recovery of a number of different types of waste products.

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

     The underlying engineering principles that are used in this process are as follows:

     o    Unique design for thermal expansion,

     o    Filtration of carbon particles from high temperature gas stream,

     o    Magnetic separation of ferrous materials,

     o    Gas, liquid and solid separation criteria,

     o Thermo dynamics of gas/solids heat transfer.

All of these principles are utilized in Titan's Phase III plant design. What is most important is their integration into a technically sound, overall plant design configuration. The know-how obtained from the operating plants in Korea and Taiwan helped the Company form the design improvements currently incorporated in the Phase III design.

     A tire recycling plant can only extract what is contained in the discarded tires. Many tire manufacturers use different ingredients in their individual tires. Furthermore, passenger tire compounds differ in content from truck tires.

     A tire recycling plant must have the capability of extracting marketable products from the wide range of differing compounds in the various tires they process. Some tire manufacturers use polyisoprene in their compounding mixture, while others use styrene and butadiene, yet others use polybutadine. All, however, use carbon black for strength and add natural extenders such as calcium carbonate in their tire compounding. In view of the variations in rubber compositions, it is important to have a process that extracts the highest possible yield of marketable products from whatever the tire's component may be.

     The average discarded tire is a common passenger tire with an average bulk density of 28 /lbs/cu.ft. One hundred (100) raw tires make one ton. An average new passenger tire weights 25 lbs. An average used passenger tire weighs about 20 lbs. and has the following breakdown by weight:


     -    28% carbon black
     -    41% rubber (natural and synthetic)
     -    17% fabric, performance extenders, etc.
     -    14% steel

Products and Marketing

     Titan estimates that a single plant using TRTM-150 technology processing shredded tires at the rate of 150 tons of tires per day will produce on an annual basis:

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

Oil

     Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced, using TRTM-150 technology, is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of "fuel" oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. At the current price of $60/bbl for crude, one year's estimated production of 165,000 bbls of oil will yield approximately $9,900,000. Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 9 million barrels of recoverable oil per year.

Steel

     The scrap steel recovered using TRTM-100 technology is good quality carbon-steel used in manufacturing tires and is also readily marketable, except for having been shredded it is essentially the same steel wire which was incorporated into the original manufacture of tires. Although the quantity recovered in a 150 ton per day plant is relatively minor, it nevertheless represents about $908,000 per year in revenue recovered at minimal cost.

Carbon Products

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

     The world demand for carbon black is expected to increase to 8.2 million metric tons (over 16 billion pounds) in 2005. While world prices for this commodity have been low for the past several years, consumption and prices are expected to raise as the demand for tires increases and the price of hydrocarbon products rise.

     The Company believes that significant progress was made during fiscal 2003 year in converting the TRTM-150 carbon black into activated carbon. Activated carbon appears to have a greater potential for achieving market entry on an accelerated basis. As a part of this effort, Titan engaged test facilities to
(i) pelletize a bulk sample of raw carbon black shipped from the Forest All plant in Taiwan and (ii) process the palletized carbon black into activated carbon using off-the-shelf technology. Both tests were successful and were conducted on sufficient quantities of the TRTM-produced carbon black to demonstrate to the Company's satisfaction that activation can produce what appears to be marketable activated carbon.

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

     Market research indicates that a market exists for Titan's carbon black for certain applications, those mentioned above and including low-speed and off road tires. Moreover, it may be possible to use TRTM-150 carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM-150 plant has been established in the United States or Europe, there will be ample demand for the carbon product once consumers have an opportunity to evaluate a steady and consistent supply of the product. Titan believes that carbon black can be produced using the TRTM-150 process at a lower cost than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States or Europe.

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

Review of 2005

General:

     During the fiscal year ended July 31, 2005, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several inquiries have resulted in serious discussions and negotiations, some of which are continuing to date.

     Universal Purifying Technology Co. from Camden Ohio continues to look for a suitable location and a source for financing in order to build a TRTM-150 recycling facility in Ohio. Universal Purifying has an EPA Permit to Install when a location is available. Universal Purifying has also provided Letters of Intent to purchase any and all carbon black produced by all TRTM-150 facilities.

     Titan Technologies, Inc has received a non-refundable down payment of $180,000 toward a licensing fee from International Tire Recycling located in Mexico. The Original agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated for non-performance by the licensee, and the previously deferred revenue was recognized in full, as of March 31, 2005.

     On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC for the financing and construction of an initial 20 plants. Soon after signing the agreement a dispute arose that still exists as of the date of this Report as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August 22, 2005.

     Titan plans to develop and test other recycling technologies for electronic scrap and plastics. These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of tire recycling plants based upon Titan's technology.

Outlook

     During the fiscal year ending July 31, 2006, the Company's efforts will continue to be directed toward development of new operations in the North America, European and Asian markets. This will include:

     o Efforts to conclude contractual arrangements in the United States, Europe and Asia to further establish the Company's TRTM-150 technology.

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

     Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate. For example, it is estimated that more than 3 billion tires are now in U. S. dumps and that tire stockpiles continue to grow. Similarly, Titan and Adherent will continue research with respect to electronic waste, which contains a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan process. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercial basis based upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue research with the objective of establishing commercial processes in these technologies.

     In August 2005, Titan applied for and obtained a Provisional Patent for a new liquid seal feed system that will replace Titan's original patent which expired. Subsequent to August 2005 Titan also has applied for two additional provisional patents, one for thermal expansion solutions and one for filtration of carbon particles from the heated gas stream.

     Titan has been approached recently about using its technology for cleaning oil soaked soil caused by several oil spills along the Gulf Coast due to Hurricane Katrina and continues to work with clean-up contractors for this possibility.

     Fiscal year 2006 will be a major challenge for Titan, and the Company believes it is essential to complete a licensing transaction for its TRTM technology during the year. The Company recognizes that its future ability to raise working capital through private placements of its common stock is limited and that a licensing transaction for the TRTM-150 technology could be critical to the Company's survival and success.

         During fiscal 2006, the Company's efforts will be directed towards becoming a licensor for a tire recycling plant in the United States, Mexico or Europe with parties which clearly have the financial capability to build and operate a tire recycling plant. Titan has already expended significant time and effort in several states in locating suitable plant sites and sufficient suppliers of tires as feed for any new plant.

Research and Development

         During fiscal 2005, Titan has continued its on-going research to continually improve its process, making it more efficient, environmentally safe and profitable.

     Lockwood Greene, a world wide construction and engineering company, has completed Titan's Engineering Process package. Also, Lockwood Greene, working with Universal Purifying Technology Company in Columbus, Ohio, prepared and submitted an application to the Ohio Environmental Protection Agency for a Permit to Install a Titan recycling facility.

     Titan in conjunction with Cushman Engineering, a New Mexico firm established in 1899, has developed a gas filtration system that is completely passive and low maintenance to more effectively separate suspended carbon from the gases produced by Titan's recycling plant.


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

Plastics

     The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation. Titan's objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected during 2006 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

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

     All developments relating to the technology will be owned by Titan subject to the Royalty Agreement with Ronald Allred described above.

Employees

     The registrant has four full time employees, one of which is paid $5,700 a month and each of the other three are paid $3,500 per month.


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

ITEM 3: LEGAL PROCEEDINGS.

     At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such, except for a dispute with GST, LLC. On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC for the financing and construction of an initial 20 plants (the "Agreement"). Soon after signing the Agreement a dispute arose that still exists as of the date of this Report as to whether the expiration of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability and willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing and also failed to perform the obligations it assumed pursuant to the terms of the License Agreement. Titan terminated the License Agreement on August 22, 2005.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information: The Company's common stock is listed on the bulletin board under the symbol "TITT" and is traded over-the-counter. The high and low bid prices for the Company's common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

               Quarter Ended                       High             Low
               -------------                       ----             ---

     Quarter ended September 30, 2003              $0.31            $0.23
     Quarter ended December 31, 2003               $0.31            $0.19
     Quarter ended March 31, 2004                  $0.28            $0.20
     Quarter ended June 30, 2004                   $0.33            $0.19
     Quarter ended September 30, 2004              $0.32            $0.19
     Quarter ended December 31, 2004               $0.20            $0.12
     Quarter ended March 31, 2005                  $0.16            $0.10
     Quarter ended June 30, 2005                   $0.36            $0.11

     Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

     Shareholders: At October 28, 2005, the Company had approximately 976 shareholders of record.


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

Financial Condition and Cash Requirements

     The Company's cash position decreased to $ 56,170 at July 31, 2005 from $ 97,519 at July 31, 2004. During fiscal 2005, the Company sold shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended. In addition, following the end of fiscal year 2005 the Company sold shares of common stock for cash of $ 13,600 . The proceeds of these limited sales ($269,900) and the Company's cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

     The Company's costs and expenses of operations were $290,341 during fiscal 2005, primarily resulting from the Company's efforts to license a plant in the United States or Mexico and to conduct research and development for applications of new technology. The Company recorded $180,000 of license fee revenue during the 2005 fiscal year, related to a non-refundable license fee deposit, which was recognized in full due to non-performance by the licensee. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extend practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees. These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

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

     For the three most recent fiscal years, inflation and changing prices have had no material impact on Registrant's sales and revenues or income.

     Off-Balance Sheet Arrangements - Other than as disclosed in the Financial Statements, there are no off-balance sheet arrangements as of July 31, 2005.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation . We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Start Winter Schenkein & Co., LLP
-------------------------------------
Start Winter Schenkein & Co., LLP
Denver, Colorado
October  20,  2005

                            Titan Technologies, Inc.
                                  Balance Sheet
                                  July 31, 2005


                                     ASSETS

CURRENT ASSETS
     Cash                                                         $    56,170
                                                                  -----------

PROPERTY AND EQUIPMENT - NET                                              266
                                                                  -----------

OTHER ASSETS                                                              609
                                                                  -----------

                                                                  $    57,045
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                       $     2,093
                                                                  -----------


 STOCKHOLDERS' EQUITY
      Common stock, no par value; 50,000,000 shares authorized
        43,991,359 shares issued, 43,974,359 shares outstanding     3,651,332
      Treasury stock, 17,000 shares at cost                              --
      Accumulated (deficit)                                        (3,596,380)
                                                                  -----------
                                                                       54,952
                                                                  -----------

                                                                  $    57,045
                                                                  ===========

                            Titan Technologies, Inc.
                            Statements of Operations
                   For the years ended July 31, 2005 and 2004

                                                    2005            2004
                                                ------------    ------------

REVENUE                                         $    180,000    $       --
                                                ------------    ------------


COSTS AND EXPENSES
   General and administrative                        270,397         263,224
   Research and development                             --            13,000
   Outside services                                    7,715          50,000
   Bad debt expense                                   10,000            --
   Depreciation                                          429             798
   General and administrative non-cash
      Stock compensation                               1,800           5,800
                                                ------------    ------------
                                                     290,341         332,822
                                                ------------    ------------

NET (LOSS) BEFORE INCOME TAXES                      (110,341)       (332,822)

PROVISION FOR INCOME TAXES                              --              --
                                                ------------    ------------

NET (LOSS)                                      $   (110,341)   $   (332,822)
                                                ============    ============

PER SHARE INFORMATION

    Weighted average number of common
       shares outstanding -
          basic and diluted                       42,509,830      40,529,820
                                                ============    ============

    Net (loss) per common share -
          basic and diluted                     $      (0.00)   $      (0.01)
                                                ============    ============


    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
             Statement of Changes in Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 2005 and 2004


                                              Common Stock                Treasury Stock
                                        --------------------------  --------------------------                    Total
                                         Number of                   Number of                   Accumulated    Stockholders'
                                          Shares         Amount       Shares        Amount        (Deficit)   Equity (Deficit)
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance, July 31, 2003                   40,139,141   $ 3,229,482        17,000   $      --      $(3,153,217)   $    76,265

Issuance of common stock for cash           915,667       144,350          --            --             --          144,350

Issuance of common stock for services        20,000         5,800          --            --             --            5,800

Net (loss)                                     --            --            --        (332,822)      (332,822)
                                        -----------   -----------   -----------   -----------    -----------    -----------

Balance, July 31, 2004                   41,074,808     3,379,632        17,000          --       (3,486,039)      (106,407)

Issuance of common stock for cash         2,894,551       269,900          --            --             --          269,900

Issuance of common stock for services         5,000         1,800          --            --             --            1,800

Net (loss)                                     --            --            --            --         (110,341)      (110,341)
                                        -----------   -----------   -----------   -----------    -----------    -----------

Balance, July 31, 2005                   43,974,359   $ 3,651,332        17,000   $      --      $(3,596,380)   $    54,952
                                        ===========   ===========   ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
                            Statements of Cash Flows
                   For the years ended July 31, 2005 and 2004

                                                          2005         2004
                                                        ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES
    Net (loss)                                          $(110,341)   $(332,822)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Stock compensation expense                              1,800        5,800
    Depreciation and amortization                             429          798
   (Increase) decrease in accounts receivable              10,000      (10,000)
   (Decrease) in accounts payable and accrued expenses     (8,137)     (27,486)
    Increase (decrease) in deferred revenue              (180,000)     180,000
                                                        ---------    ---------
Net cash provided by (used in) operating activities      (286,249)    (183,710)
                                                        ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Advance from shareholder                                 --          3,717
    Increase (decrease)in account payable
       - related party                                    (25,000)      25,000
    Repayment of advance from shareholder                    --         (3,717)
    Proceeds from common stock issuances for cash         269,900      144,350
                                                        ---------    ---------
Net cash provided by financing activities                 244,900      169,350
                                                        ---------    ---------

Net (decrease) in cash                                    (41,349)     (14,360)

Beginning cash                                             97,519      111,879
                                                        ---------    ---------

Ending cash                                             $  56,170    $  97,519
                                                        =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                $    --      $    --
                                                        =========    =========
  Cash paid for income taxes                            $    --      $    --
                                                        =========    =========

    The accompanying notes are an integral part of these financial statements

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Titan Technologies, Inc. (the "Company") was incorporated on July 3, 1955 as a New Mexico corporation. The Company is an international licensor of proprietary technologies. The Company's primary technology involves the construction of tire recycling plants.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended July 31, 2005 and 2004, the Company incurred research and development costs of $0 and $13,000, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values of cash and accounts payable and accrued expenses were assumed to approximate carrying values because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


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

Recent pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2005 and 2004, the Company incurred net (losses) of $100,341 and $332,822, respectively. At July 31, 2005, the Company had working capital of $54,077 and stockholders' equity of $54,95. In addition, the Company has not been able to generate significant operating revenues through the licensing of their proprietary technologies.

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


Note 3.  LICENSE AGREEMENT

On February 20, 2003, the Company entered into a license agreement for technology related to tire recycling covering the following territories; the State of Texas, Austria, and Brazil. The agreement called for payments aggregating $1,000,000. In addition, the company was entitled to a production royalty of $4 per ton on tires processed.

On June 4, 2003, the terms of the agreement were modified. Under the terms of the modified license agreement the Company was to receive payments aggregating $2,000,000, $10,000 which was received as of April 30, 2003; $990,000 which was to have been paid upon the licensor reaching certain construction milestones; and $1,000,000 which was to have been paid as production royalties.

As an enticement to enter into the license agreement, the Company was to grant the licensee a 5-year stock purchase warrant for 1,000,000 shares of common stock at $0.30 per share upon the licensee remitting a payment of $330,000 to the Company from achieving certain construction milestones. As of the date of this report the construction milestones have not been met and the warrant has not been granted.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


The license agreement and stock purchase warrant dated February 20, 2003 and modified on June 4, 2003, terminated by their terms due to non-performance by the licensee.

On April 2, 2004, and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. The Company received a non-refundable deposit of $180,000, which was recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: $100,000 for each of the three initial recycling plants, and the remaining $200,000 for an exclusive licensing agreement for the Republic of Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. Accordingly, the previously deferred license fee associated with this agreement has been recognized effective March 31, 2005.


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

No amounts were paid to Adherent for the years ended July 31, 2005 and 2004.


Note 5.  STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended July 31, 2004 the Company issued 915,337 shares of common stock at for cash aggregating $144,350.

During the year ended July 31, 2004 a stockholder returned 1,200,000 shares of common stock to the Company for cancellation (see below). No value was assigned to the cancelled shares.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


Treasury stock, consisting of 17,000 shares of common stock, was reserved for future issuances to shareholders of the Company who and not exchanged their shares in the previous entity for shares in the Company. No shares of treasury stock were issued during the year ended July 31, 2005.

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. Under a settlement agreement, the 3,000,000 shares of the common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. During the year ended July 31, 2004 the Company retired a certificate related to this settlement agreement for 1,200,000 shares. The Company is seeking return of the remaining 1,800,000 shares of common stock. Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2004 and 2004. Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

During the year ended July 31, 2005, the Company issued 2,895,551 shares of common stock at $0.08 to $.125 per share, for total cash proceeds of $269,900. In addition, 5,000 shares were issued for services at $0.36 per share, the fair market value of the Company's stock on the date of issue, resulting in non-cash stock compensation in the amount of $1,800.


Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,500,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at July 31, 2004 were granted to employees or directors and expired in the year ended July 31, 2005.



Summarized information relative to the Company's stock option plan are as follows:

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


                                            Number of         Weighted Average
                                             Shares            Exercise Price
                                           -----------        ----------------
   Outstanding at July 31, 2003             1,500,000                 $ 0.16
   Granted                                         --                     --
   Exercised                                       --                     --
   Forfeited                                       --                     --

   Outstanding at July 31, 2004             1,500,000                   0.16
   Granted                                         --                     --
   Exercised                                       --                     --
   Forfeited                                1,500,000                   0.16

   Outstanding at July 31, 2005                    --                     --


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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                            Reconciling Item        Tax
                                                                    Effect
                                           -----------------    -------------
   Net operating loss carryforward         $   3,470,000       $ 1,353,000
   Research and development credit                58,000            23,000
                                           -----------------    -------------
                                               3,528,000         1,376,000
   Reserve                                    (3,528,000)       (1,376,000)
                                           -----------------    -------------
   Balance July 31, 2005                   $          --        $        --
                                           =================    =============


At July 31, 2005, the Company has loss carryforwards of approximately $3,470,000, which can be used to reduce future taxable income and will expire throughout 2006 to 2024. In addition, the Company has a research credit of $58,000 available to offset income tax liabilities through 2022.

Due to a previous change in controlling ownership, the use of net operating losses of approximately $445,000 will be limited.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2005, was $43,000.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                   As of and for the Year Ended July 31, 2005


Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services for a monthly fee of $1,500. Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2005 and 2004, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost. The amount received under this agreement for the year ended July 31, 2005 was $30,020. The Company has netted these amounts against payroll expense.

In June 2004, an employee advanced $3,717 to the Company. The advance was due on demand, non-interest bearing and was repaid in July 2004.

During the year ended July 31, 2004, the Company incurred finder's fees in the aggregate amount of $50,000, to an affiliated individual and an entity which he controls, for the purpose of obtaining construction financing for the plants to built per the license agreement discussed in Note 3, above. As of July 31, 2005, this amount has been paid in full.


Note 9.  COMMITMENTS

During the year ended July 31, 2004, the Company entered into four employment contracts with its employees including two officers, and a consulting contract with a third officer. The contracts are in effect for the five year period from January 1, 2003 to December 31, 2008, and call for annual aggregate payments of $214,010. They are terminable by either party upon written notice and include a two year non-compete provision.


Note 10.  SUBSEQUENT EVENTS

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC for the financing and construction of an initial 20 plants. Soon after signing the agreement a dispute arose that still exists as of the date of this Report as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August 22, 2005.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Titan's two (2) most recent fiscal years.

ITEM 8A:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer, who is also the chief financial and accounting officer, has reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a - 15 (e) and 15d - 15(e) under the Securities Exchanged Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation
  Date").

Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a -15 (e)) that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

      The following exhibits are incorporated herein by reference to the Registrant's Form 10-SB, File No. 0-25024

   Exhibit
   Number                    Title
-----------------------------------------------------------------------

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

     10.        Material Contracts.

     10.1 Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.

     10.2 Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kok Steel Material Company, Ltd.

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

          The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated May 23, 2005:

     10.21 License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

     21.        Subsidiaries of the Small Business Issuer.
                     The Company has no subsidiaries

          The following exhibits are incorporated herein:

     31 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32         Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

          All other exhibits required by Item 601 of Regulation S-K are inapplicable to this Registrant in this filing.

     (b) Reports on Form 8-K:

     A report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report. On May 23, 2005, the Company reported that the Company had entered into a License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

     Subsequently on August 22, 2005, the Company terminated the License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005 due to their failure to perform their obligations under the terms of the License Agreement. James Samis, Randall Gideon, and Pat Teagarden subsequent to August 2005, have disputed the termination of the License Agreement. See Item 3. above, "Legal Proceedings".

Item 14. Principal Accountants Fees and Services

Audit Fees:

     The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Stark Winter Schenkein & Co., LLP, the Company's principal accountants, for the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by Stark Winter Schenkein in connection with statutory and regulatory filings or engagements was $16,660 in fiscal 2004 and $18,100 in fiscal 2005.

Audit Related Fees:

     The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Stark Winter Schenkein that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(3) of Schedule 14A was $0 in fiscal 2004 and $0 in fiscal 2005.

Tax Fees:

     The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Steve Estrada, CPA for tax compliance, tax advice, and tax planning was $1,200 in fiscal 2004 and $1,450 in 2005.

All Other Fees:

     The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Stark Winter Schenkein, other than services reported in Item Item 9(e)(3) or Schedule 14A, was $0 in fiscal 2004 and $0 in fiscal 2005.

Pre-Approval Policies and Procedures:

     The Company does not have an audit committee. In audit matters, the Company acts through its board of directors. The Pre-Approval Policies and Procedures followed by the Board of Directors include a review the timeliness and quality of past services and bills as well as a review of the cost for similar services provided by qualified audit and tax firms in Albuquerque, New Mexico with a view to determining the fairness of the services rendered and the fees billed by Stark Winter Schenkein.

% of Stark Winter Schenkein contribution:

     The percentage of hours expended on Stark Winter Schenkein's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than Stark Winter Schenkein's full-time, permanent employees was 0%.

     ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2005, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2005. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:       /s/ Ronald L. Wilder
          ----------------------------------------------------
          Ronald L. Wilder, President, Chief Executive Officer,
          Chief Operating Officer, and Director
          Dated October 28, 2005

By:      /s/ Robert Simon
          ----------------------------------------------------
          Robert Simon, Secretary
          Date:  October 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:       /s/ Ronald L. Wilder
          ----------------------------------------------------
          Ronald L. Wilder, Director
          Date: October 28, 2005


By:      /s/ Dr. Ronald E. Allred
          ----------------------------------------------------
          Dr. Ronald E. Allred, Director Date: October 28, 2005


   By:    /s/ Dana Finley
          ----------------------------------------------------
          Dana Finley, Director