Form 10QSB
period 2005-10-31
TITAN TECHNOLOGIES INC
filed 2005-12-15
CIK 932144

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


                   For quarterly period ended October 31, 2005
                                              ----------------

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             No par common                    44,144,359
             -------------                    ----------

   Transitional Small Business Format:    Yes []           No  [X]

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                October 31, 2005
                                   (UNAUDITED)

ASSETS
Current Assets
Cash                                                          $    88,480
                                                              -----------

Property and Equipment, at cost
Furniture and fixtures                                              3,077
Machinery                                                           7,706
                                                              -----------
                                                                   10,783
Less accumulated depreciation                                     (10,542)
                                                              -----------
Net property and equipment                                            241
                                                              -----------

Other Assets                                                          609
                                                              -----------

                                                              $    89,330
                                                              ===========

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
Current Liabilities
Accounts payable                                              $    27,950
Other accrued liabilities                                             465
Deferred revenue                                                   80,000
                                                              -----------
Total Current Liabilities                                         108,415
                                                              -----------


Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
  44,161,359 shares issued and outstanding                      3,664,932
Treasury stock, 17,000 shares, at cost                               --
Accumulated (deficit)                                          (3,684,017)
                                                              -----------
                                                                  (19,085)
                                                              -----------

                                                              $    89,330
                                                              ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended October 31,
                                   (UNAUDITED)

                                                   2005            2004
                                               ------------    ------------
                                               $       --      $       --
                                               ------------    ------------
REVENUES

COSTS AND EXPENSES
General and administrative                           71,677          66,082
Outside services                                     15,935           1,800
Depreciation                                             25             107
                                               ------------    ------------
                                                     87,637          67,989
                                               ------------    ------------

(Loss) from operations                              (87,637)        (67,989)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     $    (87,637)   $    (67,989)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             44,061,207      41,143,928
                                               ============    ============

Basic and diluted (loss) per common share      $      (0.00)   $      (0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                     For The Three Months Ended October 31,
                                   (UNAUDITED)

                                                        2005       2004
                                                      --------   --------
Cash flows from operating activities
Net cash provided by (used in) operating activities   $ 18,710   $(70,510)
                                                      --------   --------

Cash flows from investing activities
Net cash provided by investing activities                 --         --
                                                      --------   --------

Cash flows from financing activities
Repayment of account payable - related party              --      (25,000)
Proceeds from sale of common stock                      13,600     15,000
                                                      --------   --------
Net cash provided (used) by financing activities        13,600    (10,000)
                                                      --------   --------

Net increase (decrease) in cash                         32,310    (80,510)

Cash at beginning of period                             56,170     97,519
                                                      --------   --------

Cash at end of period                                 $ 88,480   $ 17,009
                                                      ========   ========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                October 31, 2005
                                   (Unaudited)
Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended July 31, 2005.


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2005 the Company incurred a net loss of $87,637 and had working capital and stockholders' deficits of $19,935 and $19,085, respectively, at October 31, 2005. In addition the Company has no revenue producing operations.

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


Note 4. Stockholders' (Deficit)

During the three months ended October 31, 2005 the company sold 170,000 shares of common stock for cash proceeds aggregating $13,600.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                October 31, 2005
                                   (Unaudited)


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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the three months ended October 31, 2005 and 2004:



                                            2005               2004
                                         -----------        ------------

     Pro forma net (loss)                 $ (87,637)          $(162,849)
                                         ===========        ============
     Pro forma (loss) per share -
     Basic and diluted                     $   (.00)           $   (.00)
                                         ===========        ============


Note 5.  Licensing Agreements

On April 2, 2004 and again on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants in Mexico. The Company had received a non-refundable deposit of $180,000, which is recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: ($100,000 for each of the three initial recycling plants) and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. This license agreement has also terminated by its terms due to non-performance by the Licensee.

The Company has re-opened negotiations on the above lapsed agreement. The Company has received an additional non-refundable deposit of $80,000, which is recorded as deferred revenue at October 31, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses increased $5,595 to $71,677 for the three months ended October 31, 2005 compared to the three months ended October 31, 2004 primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expenses increased $14,135 to $15,935 for the three months ended October 31, 2005 compared to the three months ended October 31, 2004, including $15,000 payable as a finder's fee in connection with the $80,000 received from potential investors in the recycling plants to be constructed in Mexico, as currently proposed.

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

On April 2, 2004 and again on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants in Mexico. The Company had received a non-refundable deposit of $180,000, which is recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: ($100,000 for each of the three initial recycling plants) and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. This license agreement has also terminated by its terms due to non-performance by the Licensee.

The Company has re-opened negotiations on the above lapsed agreement. The Company has received an additional non-refundable deposit of $80,000, which is recorded as deferred revenue at October 31, 2005.

Financial Condition

During the quarter ended October 31, 2005 the Company received a non-refundable deposit of $80,000 from a group of Mexican investors as further payment for the lapsed License Agreement for three plants and an exclusive license for the Republic of Mexico. The Company continues to discuss the finalization of a new License Agreement for Mexico that will replace the previously terminated Agreement.

Future financing activities of the Copmany include primarily the sale of common stock. The Company does not solicit purchasers of its common stock but believes past experience demonstrates that there will be sufficient unsolicited purchases of common stock to sustain the Company's cash flow needs, especially in light of the expected revenue from licensing activities in the near future.

The Company's liquidity increased in the three months ended October 31, 2005 as cash increased by $32,310 since July 31, 2005. Operations used $61,290 compared to the same period of the prior year in which operations used $71,510. Proceeds from the sale of common stock were $13,600 during the three months ended October 31, 2005 compared to $15,000 for the same period in 2004. Need to discuss financing activities

Management has taken the following steps in the past and will consider taking them again, if necessary, to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence.

Improve marketing efforts for recycling plants and bring plastics recycling technology to a marketable product.

Reduce operating and administrative expenses, and issue stock and notes payable where possible for payment of expenses.

Defer payment of officer salaries if required.

Management believes that these steps, if taken, will allow the Registrant to continue as a going concern together with results of on going efforts to raise working capital through licensing agreements, and joint ventures. However, there are significant risks associated with the registrant's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.


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

Item 2.  Changes in Securities

During the three months ended October 31, 2005 the Company sold common stock to two investors, who qualify as an accredited investors within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


          Date            Shares Issued          Cash Received
         ---------        ------------------------------------
         09/14/04         170,000                $ 13,600

                         ---------              ----------
                          170,000                $ 13,600
                         =========              ==========

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



Date December 12, 2005
                                    TITAN TECHNOLOGIES, INC.


                                    /s/ Ronald L. Wilder
                                    --------------------------------------------
                                    Ronald L. Wilder, President, Chief Executive
                                    Officer,  Chief Financial Officer and Chief
                                    Accounting Officer.