Form 10QSB
period 2006-01-31
TITAN TECHNOLOGIES INC
filed 2006-03-17
CIK 932144

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


                   For quarterly period ended January 31, 2006
                                              ----------------

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


Check whether the issuer (1) filed all reports required to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Exchange Act after distribution of
securities under a plan confirmed by a court Yes []    No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             No par common                    44,144,359
             -------------                    ----------

   Transitional Small Business Format:    Yes []           No  [X]

           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                January 31, 2006
                                   (UNAUDITED)

ASSETS

Current Assets
Cash                                                          $    17,889
                                                              -----------

Property and Equipment, at cost
Furniture and fixtures                                              3,077
Machinery                                                           7,706
                                                              -----------
                                                                   10,783
Less accumulated depreciation                                     (10,569)
                                                              -----------
Net property and equipment                                            214
                                                              -----------

Other Assets                                                          609
                                                              -----------

                                                              $    18,712
                                                              ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable                                              $     5,765
Other accrued liabilities                                             615
Deferred revenue                                                  120,000
                                                              -----------
Total Current Liabilities                                         126,380
                                                              -----------


Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
  44,161,359 shares issued and outstanding                      3,664,932
Treasury stock, 17,000 shares, at cost                               --
Accumulated (deficit)                                          (3,772,600)
                                                              -----------
                                                                 (107,668)
                                                              -----------

                                                              $    18,712
                                                              ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                     For The Three Months Ended January 31,
                                   (UNAUDITED)


                                                  2006             2005
                                               ------------    ------------
REVENUES                                       $       --      $       --
                                               ------------    ------------
COSTS AND EXPENSES
General and administrative                           79,995          78,869
Outside services                                      8,560           4,405
Depreciation                                             28             107
                                               ------------    ------------
                                                     88,583          83,381
                                               ------------    ------------

(Loss) from operations                              (88,583)        (83,381)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     $    (88,583)   $    (83,381)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             44,144,359      41,764,129
                                               ============    ============

Basic and diluted (loss) per common share      $      (0.00)   $      (0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Six Months Ended January 31,
                                   (UNAUDITED)


                                                   2006            2005
                                               ------------    ------------
REVENUES                                       $       --      $       --
                                               ------------    ------------
COSTS AND EXPENSES
General and administrative                          151,672         144,951
Outside services                                     24,495           6,205
Depreciation                                             53             214
                                               ------------    ------------
                                                    176,220         151,370
                                               ------------    ------------

(Loss) from operations                             (176,220)       (151,370)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     $   (176,220)   $   (151,370)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             44,102,783      41,728,409
                                               ============    ============

Basic and diluted (loss) per common share      $      (0.00)   $      (0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                      For The Six Months Ended January 31,
                                   (UNAUDITED)

                                                     2006          2005
                                                   ---------    ---------
Cash flows from operating activities
Net cash (used in) operating activities            $ (51,881)   $(157,401)
                                                   ---------    ---------

Cash flows from investing activities
Net cash provided by investing activities               --           --
                                                   ---------    ---------

Cash flows from financing activities
Decrease in account payable - related party          (25,000)        --
Proceeds from sale of common stock                    13,600      130,900
                                                   ---------    ---------
Net cash provided by financing activities             13,600      105,900
                                                   ---------    ---------

Net (decrease) in cash                               (38,281)     (51,501)

Cash at beginning of period                           56,170       97,519
                                                   ---------    ---------

Cash at end of period                              $  17,889    $  46,018
                                                   =========    =========


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2006
                                   (Unaudited)

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2006, the Company incurred a net loss of $176,220 and had working capital and stockholders' deficits of $108,491 and $107,668, respectively, at January 31, 2006. In addition the Company has no revenue producing operations.

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

Note 4.   Stockholders' (Deficit)

During the six months ended January 31, 2006 the company sold 170,000 shares of common stock for cash proceeds aggregating $13,600.


Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a five year period commencing on the grant date and continuing through October 2009.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2006
                                   (Unaudited)

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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the six months ended January 31, 2006:


                                           2006        2005
                                       -----------  -----------

        Pro forma net (loss)           $(176,220)   $  (245,850)
                                       =========    ===========
        Pro forma (loss) per share -
        Basic and diluted              $    (.00)   $      (.00)
                                       =========    ===========

Note 5.  Licensing Agreements

On April 2, 2004, and again on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants in Mexico. The Company had received a non-refundable deposits of $180,000, which was recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: ($100,000 for each of the three initial recycling plants) and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. This license agreement has also terminated by its terms due to non-performance by the Licensee. Accordingly, the previously deferred license fee associated with this agreement has been recognized, effective March 31, 2005.

The Company later re-opened negotiations on the above lapsed agreement. The Company received additional non-refundable deposits in the aggregate amount of $120,000, which are shown as deferred revenue at January 31, 2006. Subsequent to January 31, 2006, the Company received an additional deposit of $40,000.

Subsequent to January 31, 2006, the Registrant executed a License Agreement effective February 9, 2006, with PPT Holding, Ltd., a Texas limited partnership, ("Licensee") for the exclusive right to build recycling facilities in the Republic of Mexico utilizing Titan's patented tire recycling technology ("Agreement").

The Agreement provides for the initial construction of three facilities within three years commencing on September 15, 2006. The license fee for each plant of $1,000,000 will be payable as follows:

     1. A deposit of $100,000 on or before April 30, 2006, being a portion of the previously mentioned $500,000 (of which a total $340,000 has been paid to date),

     2.   $300,000 upon commencement of construction,

     3.   $300,000 upon completion of construction, and

     4.   $300,000 upon reaching full capacity.

In addition, PPT Holding, Ltd. will pay Titan $200,000 for the exclusive right to license Titan's tire recycling technology for tire recycling plants in Mexico

As of the date of this report, PPT Holding, Ltd. and its predecessor have paid Titan a total of $340,000 of the total of $500,000, leaving a balance of $160,000 due by April 30, 2006.

In addition the Agreement provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                January 31, 2006
                                   (Unaudited)


Titan will also purchase a Five Percent (5%) ownership interest in PPT Holding, Ltd. for $100,000, of which $85,100 has been paid to date.

Licensee has indicated that the estimated cost of construction of each plant will be between $15,000,000 and $20,000,000 and will be located in Nuevo Laredo, Mexico where it intends to locate its first three processing stages (plants).

Failure by PPT Holding, Ltd. to make the required payments or commence construction of the first three plants by the designated dates could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all the money paid to date by PPT Holding, Ltd. and its predecessor to date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses increased $6,721 to $151,672 for the six months ended January 31, 2006 compared to the six months ended January 31, 2005 primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expenses increased $18,290 to $24,495 for the six months ended January 31, 2006 compared to the six months ended January 31, 2005.

As a result of activities by management, general and administrative expenses increased $1,126 to $79,995 for the three months ended January 31, 2006 compared to the three months ended January 31, 2005 primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expenses increased $4,155 to $8,560 for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.

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

The Registrant executed a License Agreement effective February 9, 2006, with PPT Holding, Ltd., a Texas limited partnership, ("Licensee") for the exclusive right to build recycling facilities in the Republic of Mexico utilizing Titan's patented tire recycling technology ("Agreement").

The Agreement provides for the initial construction of three facilities within three years commencing on September 15, 2006. The license fee for each plant of $1,000,000 will be payable as follows:

     1. A deposit of $100,000 on or before April 30, 2006, being a portion of the previously mentioned $500,000 (of which a total $340,000 has been paid to date)

     2.   $300,000 upon commencement of construction,

     3.   $300,000 upon completion of construction and

     4.   $300,000 upon reaching full capacity.

In addition, PPT Holding, Ltd. will pay Titan $200,000 for the exclusive right to license Titan's tire recycling technology for tire recycling plants in Mexico.

As of the date of this report, PPT Holding, Ltd. and its predecessor have paid Titan a total of $340,000 of the total of $500,000, leaving a balance of $160,000 due by April 30, 2006.

In addition the Agreement provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached.

Titan will also purchase a Five Percent (5%) ownership interest in PPT Holding, Ltd. for $100,000, of which $85,100 has been paid to date.

Licensee has indicated that the estimated cost of construction of each plant will be between $15,000,000 and $20,000,000 and will be located in Nuevo Laredo, Mexico where it intends to locate its first three processing stages (plants).

Failure by PPT Holding, Ltd. To make the required payments or commence construction of the first three plants by the designated dates could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all the money paid to date by PPT Holding, Ltd. and its predecessor to date.

A copy of the License Agreement was filed as Exhibit 10.22 to Registrant's Report on Form 8-K filed on February 22, 2006 and incorporated hereto by reference.

Financial Condition

The Company's liquidity decreased in the six months ended January 31, 2006 as cash decreased by $38,281 since July 31, 2005. Operations used $51,881 compared to the same period of the prior year in which operations used $157,401. Proceeds from the sale of common stock were $13,600 during the six months ended January 31, 2006 compared to $130,900 for the same period in 2005.

Future financing activities of the Company include primarily the sale of common stock. The Company does not solicit purchasers of its common stock but believes past experience demonstrates that there will be sufficient unsolicited purchases of common stock to sustain the Company's cash flow needs, especially in light of the expected revenue from licensing activities in the near future.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC ("GST") for the financing and construction of an initial 20 plants. Soon after signing the agreement a dispute arose that still exists as of the date of this report as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August 22, 2005.

On December 12, 2005, GST filed a Demand for Arbitration, claiming that Titan allowing the lapse of one of its patents constituted a breach of the License Agreement and caused GST damages. Titan answered that its filing of a provisional patent in August 2005, that included the input system, constituted both a cure of the breach, if any, and an improvement of Titan's Technology. Titan also claims that GST's inability to perform was the real reason for the failure of the License Agreement and not any action by Titan. The arbitration is still in its early stages.


Item 2.  Changes in Securities

During the six months ended January 31, 2006 the Company sold common stock to two investors, who qualify as an accredited investors within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


               Date              Shares Issued        Cash Received
             ----------          ----------------------------------
              09/14/05             170,000              $ 13,600

                                 ----------           -----------
                                   170,000              $ 13,600
                                 ==========           ===========

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


                                        TITAN TECHNOLOGIES, INC.


Date March 17, 2006                     /s/ Ronald L. Wilder
                                        ----------------------------------------
                                        Ronald L. Wilder, President,
                                        Chief Executive Officer, Chief Financial
                                        Officer and Chief Accounting Officer.