Form 10QSB
period 2006-04-30
TITAN TECHNOLOGIES INC
filed 2006-06-16
CIK 932144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[XX] QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the quarterly period ended April 30, 2006
                                                 --------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _______


                         Commission file number 0-25024
                                                -------

                            TITAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   NEW MEXICO                              85-0206831
        -----------------------------------            -------------------
         (State or other jurisdiction                  (IRS Employer
         of incorporation or organization)             Identification No.)


                 3206 Candelaria Road NE, Albuquerque, NM 87107
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (505) 884-0272
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
        -----------------------------------------------------------------
             (Former name, former address, and former three-months,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Exchange Act after distribution of securities under a plan confirmed by a court Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:    No par common 44,594,692
                                              ------------------------

Transitional Small Business Format (Check One): Yes []  No [X]

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            Titan Technologies, Inc.
                                  BALANCE SHEET
                                 April 30, 2006
                                   (UNAUDITED)

ASSETS
Current Assets
Cash                                                          $    10,307
                                                              -----------

Property and Equipment, at cost
Furniture and fixtures                                              3,077
Machinery                                                           7,706
                                                              -----------
                                                                   10,783
Less accumulated depreciation                                     (10,596)
                                                              -----------
Net property and equipment                                            187
                                                              -----------

Other Assets                                                          609
                                                              -----------

                                                              $    11,103
                                                              ===========

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
Current Liabilities
Accounts payable                                              $     8,077
Arbitration settlement payable                                    103,494
Other accrued liabilities                                             454
Deferred revenue                                                  160,000
                                                              -----------
Total Current Liabilities                                         272,025
                                                              -----------


Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
  44,361,359 shares issued and outstanding                      3,689,932
Treasury stock, 17,000 shares, at cost                               --
Accumulated (deficit)                                          (3,950,854)
                                                              -----------
                                                                 (260,922)
                                                              -----------

                                                              $    11,103
                                                              ===========

             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                      For The Three Months Ended April 30,
                                   (UNAUDITED)

                                                       2006            2005
                                                   ------------    ------------
REVENUES                                                   --      $    180,000
                                                   ------------    ------------

COSTS AND EXPENSES
General and administrative                               68,923          65,192
Outside services                                          5,810             485
Depreciation                                                 27             108
Arbitration settlement costs                            103,494            --
                                                   ------------    ------------
                                                        178,254          65,785
                                                   ------------    ------------

Income (loss) from operations                          (178,254)        114,215
                                                   ------------    ------------

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net income (loss)                                     -$178,254    $    114,215
                                                   ============    ============

Weighted average common shares outstanding -
   Basic and diluted                                 44,283,348      43,202,715
                                                   ============    ============

Basic and diluted income (loss) per common share   $       0.00    $       0.00
                                                   ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                   2006            2005
                                               ------------    ------------
REVENUES                                               --      $    180,000
                                               ------------    ------------
COSTS AND EXPENSES
General and administrative                          220,595         210,143
Outside services                                     30,305           6,690
Depreciation                                             80             322
Arbitration settlement costs                        103,494            --
                                               ------------    ------------
                                                    354,474         217,155
                                               ------------    ------------

(Loss) from operations                             (354,474)        (37,155)
                                               ------------    ------------

Provision for income taxes                             --              --
                                               ------------    ------------
Net (loss)                                     ($   354,474)   ($    37,155)
                                               ============    ============

Weighted average common shares outstanding -
   Basic and diluted                             44,161,648      42,209,043
                                               ============    ============

Basic and diluted (loss) per common share      ($      0.01)   ($      0.00)
                                               ============    ============


             See the accompanying notes to the financial statements.

                            Titan Technologies, Inc.
                            STATEMENTS OF CASH FLOWS
                       For The Nine Months Ended April 30,
                                   (UNAUDITED)

                                                 2006         2005
                                              ---------    ---------
Cash flows from operating activities
Net cash (used in) operating activities       $ (84,463)   $(224,061)
                                              ---------    ---------

Cash flows from investing activities
Net cash provided by investing activities          --           --
                                              ---------    ---------

Cash flows from financing activities
Decrease in account payable - related party        --        (25,000)
Proceeds from sale of common stock               38,600      201,900
                                              ---------    ---------
Net cash provided by financing activities        38,600      176,900
                                              ---------    ---------

Net (decrease) in cash                          (45,863)     (47,161)

Cash at beginning of period                      56,170       97,519
                                              ---------    ---------

Cash at end of period                         $  10,307    $  50,358
                                              =========    =========

             See the accompanying notes to the financial statements.
..

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2006
                                   (Unaudited)


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2006, the Company incurred a net loss of ($354,474) and had working capital and stockholders' deficits of ($261,718) and ($260,922), respectively, at April 30, 2006. In addition the Company has no revenue producing operations.

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

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2006
                                   (Unaudited)


Note 4.   Stockholders' (Deficit)

During the nine months ended April 30, 2006, the Company sold 370,000 shares of common stock for cash proceeds aggregating $38,600.


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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the nine months ended April 30, 2006 and 2005:

                                 2006          2005
                               ---------    ----------

Pro forma net (loss)           $(354,474)   $(131,655)
                               =========    =========
Pro forma (loss) per share -
Basic and diluted              $   (0.00)   $   (0.00)
                               =========    =========


Note 5.  Licensing Agreements

On April 2, 2004 and again on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants in Mexico. The Company had received a non-refundable deposit of $180,000, which was recorded as deferred revenue at October 31, 2004. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: ($100,000 for each of the three initial recycling plants) and the remaining $200,000 for an exclusive license agreement for the Republic of Mexico. This license agreement has also terminated by its terms due to non-performance by the Licensee Agreement terms.

The Company has re-opened negotiations on the above lapsed agreement. The Company has received additional non-refundable deposits in the aggregate amount of $160,000, which are shown as deferred revenue at April 30, 2006.

The Registrant executed a License Agreement effective February 9, 2006, with PPT Holding, Ltd., a Texas limited partnership,("Licensee") for the exclusive right to build recycling facilities in the Republic of Mexico utilizing Titan's patented tire recycling technology ("Agreement"). The Agreement provides for the initial construction of three facilities within three years commencing on September 15, 2006.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2006
                                   (Unaudited)


The license fee for each plant of $1,000,000 will be payable as follows: 1. A deposit of $100,000 on or before April 30, 2006, 2. $300,000 upon commencement of construction, 3. $300,000 upon completion of construction and 4. $300,000 upon reaching full capacity.

In addition, PPT Holding, Ltd. will pay Titan $200,000 for the exclusive right to license Titan's tire recycling technology for tire recycling plants in Mexico.

As of the date of these financial statements, PPT Holding, Ltd. and its predecessor have paid Titan a total of $340,000 of the total of $500,000, leaving a total of $160,000 which was due by April 30, 2006.

Subsequent to April 30, 2006, PPT Holding, Ltd. paid Titan $160,000 as final payment of the initial license deposits for the three plants and the exclusive license for Mexico, subject to completion of the three plants.

In addition the Agreement provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached. Titan estimates that royalty payments will aggregate approximately $250,000 per year per plant at current market prices for the usual by-products of steel, oil and carbon black, assuming the processing of 150 tons of tires (approximately 15,000 average automobile tires) per day. It is anticipated that the processing of 150, tons of tires per day will yield approximately 5000 barrels of high grade fuel oil, approximately 90,000 pounds of carbon black, and 15 tons of carbon steel per day for each facility.

Titan will also purchase a five percent (5%) ownership interest in PPT Holding, Ltd. for $100,000, of which $75,000 has been paid to date.

PPT Holdings, Ltd. has indicated that the estimated cost of construction of each plant will be between $15,000,000 and $20,000,000 and will be located in Nuevo Laredo, Mexico where it intends to locate its first three processing stages (plants).

Failure by PPT Holding, Ltd. to make the required payments or commence construction of the first three plants by the designated dates could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all the money paid to date by PPT Holding, Ltd. and its predecessor to date.


Note 6. Legal proceedings

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC ("GST") for the financing and construction of an initial 20 plants. Soon after signing the agreement a dispute arose as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August 22, 2005.

                            Titan Technologies, Inc.
                          Notes to Financial Statements
                                 April 30, 2006
                                   (Unaudited)


On December 12, 2005, GST filed a Demand for Arbitration, claiming that Titan allowing the lapse of one of its patents constituted a breach of the License Agreement and caused GST damages. Titan answered that its filing of a provisional patent in August 2005, that included the input system, constituted both a cure of the breach, if any, and an improvement of Titan's Technology. Titan also claims that GST's inability to perform was the real reason for the failure of the License Agreement and not any action by Titan. The arbitration was settled on May 18, 2006, by each party releasing the other, a termination of the GST License Agreement as of May 17, 2006, and Titan paying the costs incurred by GST to date in the amount of $103,494.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------

As a result of activities by management, general and administrative expenses increased $10,452 to $220,595 for the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005 primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expenses increased $23,615 to $30,305 for the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005.

As a result of activities by management, general and administrative expenses increased $3,731 to $68,923 for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expenses increased $5,325 to $5,810 for the three months ended April 30, 2006 compared to the three months ended April 30, 2005.

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

The license fee for each plant of $1,000,000 will be payable as follows: 1. A deposit of $100,000 on or before April 30, 2006, 2. $300,000 upon commencement of construction, 3. $300,000 upon completion of construction and 4. $300,000 upon reaching full capacity.

In addition, PPT Holding, Ltd. will pay Titan $200,000 for the exclusive right to license Titan's tire recycling technology for tire recycling plants in Mexico

As of the date of this report, PPT Holding, Ltd. and its predecessor have paid Titan a total of $340,000 of the total of $500,000, leaving a total of $160,000 due by April 30, 2006.

Subsequent to April 30, 2006, PPT Holding, Ltd. paid Titan $160,000 as final payment of the initial license deposits for the three plants and the exclusive license for Mexico, subject to completion of the three plants.

In addition the Agreement provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached. Titan estimates that royalty payments will aggregate approximately $250,000 per year per plant at current market prices for the usual by-products of steel, oil and carbon black, assuming the processing of 150 tons of tires (approximately 15,000 average automobile tires) per day. It is anticipated that the processing of 150, tons of tires per day will yield approximately 5000 barrels of high grade fuel oil, approximately 90,000 pounds of carbon black, and 15 tons of carbon steel per day for each facility.

Titan will also purchase a five percent (5%) ownership interest in PPT Holding, Ltd. For $100,000, of which $75,000 has been paid to date.

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


Financial Condition
-------------------

The Company's liquidity decreased in the nine months ended April 30, 2006 as cash decreased by $45,863 since July 31, 2005. Operations used $84,463 compared to the same period of the prior year in which operations used $224,061. Proceeds from the sale of common stock were $38,600 during the nine months ended April 30, 2006 compared to $201,900 for the same period in 2005.

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


Defer payment of officer salaries if required.
----------------------------------------------

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC ("GST") for the financing and construction of an initial 20 plants. Soon after signing the agreement a dispute arose as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August 22, 2005.

On December 12, 2005, GST filed a Demand for Arbitration, claiming that Titan allowing the lapse of one of its patents constituted a breach of the License Agreement and caused GST damages. Titan answered that its filing of a provisional patent in August 2005, that included the input system, constituted both a cure of the breach, if any, and an improvement of Titan's Technology. Titan also claims that GST's inability to perform was the real reason for the failure of the License Agreement and not any action by Titan. The arbitration was settled on May 18, 2006 by each party releasing the other, a termination of the GST License Agreement as of May 17, 2006, and Titan paying the costs incurred by GST to date, in the amount of $103,494.

Considering the settlement of the GST arbitration, there are no lawsuits either threatened or pending at this time.


Item 2.  Changes in Securities

During the nine months ended April 30, 2006 the Company sold common stock to four investors, who qualify as an accredited investors within the meaning of Rule 501(a). The following table illustrates the dates of the transaction, the number of shares and the proceeds from the sale.


          Date           Shares Issued       Cash Received
        ---------        -------------       --------------
        09/14/04              170,000        $      13,600
        02/13/06              100,000               10,000
        02/27/06               35,000                5,250
        03/21/06               65,000                9,750
                         -------------       --------------
                              370,000        $      38,600
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


                                     TITAN TECHNOLOGIES, INC.


   Date: June 16, 2006               /s/ Ronald L. Wilder
                                     ----------------------------------------
                                     Ronald L. Wilder, President,
                                     Chief Executive Officer, Chief Financial
                                     Officer and Chief Accounting Officer.