Form 10KSB
period 2006-07-31
TITAN TECHNOLOGIES INC
filed 2006-11-13
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25024

TITAN TECHNOLOGIES, INC
(Name of small business issuer in its charter)

New Mexico	85-0206831
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or other organization)

3206 Candelaria Road, N.E., Albuquerque, New Mexico 87107
(Address of principal executive offices)   (Zip Code)

Issuer’s telephone number:   505-884-0272

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Exchange on which registered
No Par Value Common Stock	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of October 30, 2006: $6,709,731.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III - Items 9, 10, 11 and 12 - Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 22, 2006, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2006.

PART I

Unless otherwise indicated, “The Company” and “Titan” are used in this report to refer to the business of Titan Technologies, Incorporated.

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

Historically, much of Titan’s business was performed through Tire Recycling Technologies Corporation (“TRTC”), formerly a wholly owned subsidiary which was merged into Titan in 1999. TRTC was directly involved in licensing the Company’s proprietary technology, as well as construction of two plants in South Korea. Both Korean plants have reportedly been shut down because of the insolvency of the owners, which reportedly was unrelated to operation of the plants. Titan has not received any current information on the status of these plants within the last year. A third plant utilizing the Company’s tire recycling technology was in operation, in Taiwan, for more than three years, by Forest All Industry Corporation until the Taiwanese government began using automobile tires for other purposes (such as generating electricity) and thus cut the supply of tires to Forest All Industries to approximately 10 days per month which made their operation impractical. At present the Taiwan plant is not in operation.

     Titan continues its working relationship with Adherent Technologies, Inc. (“Adherent”), a research and development laboratory in Albuquerque which has provided the Company with major assistance in developing its technologies and product analysis. The President and principal shareholder of Adherent, Dr. Ronald E. Allred, is a director and shareholder of Titan Technologies, Inc. Pursuant to a technical assistance agreement among the Company, Adherent and Dr. Allred, Adherent and Dr. Allred will receive a percentage of all future Company revenue that results primarily from advancements made to Titan’s technology by Adherent’s research and development efforts.

Business Development

Management contemplates that all future plants constructed and operated pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant see “General” below, page 8. In order to promote continued development of its tire recycling technology (and other technologies); Titan will retain the flexibility to modify terms of the licensing agreement as it deems necessary. Titan plans to remain actively involved in construction and operation of future plants on a consultative basis, in addition to receiving licensing fees. As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.

In addition to its tire recycling technology, Titan has been working with Adherent in developing new technologies for recycling electronic (computer) scrap and waste plastic. Titan and Adherent believe that the plastics contained in these materials can be recycled and recovered in the form of marketable plastic polymers and liquid and gaseous hydrocarbons. Also, the electronic scrap contains recoverable metals, including precious metals. Titan and Adherent believe that this technology has now been developed to a point where a commercial pilot facility is warranted, particularly for the electronic scrap.

Description of Technology

The first step in all of the Company’s recycling technology involves shredding the feed waste using conventional equipment which is commercially available from a number of manufacturers.

The next step of the Titan technology utilizes pyrolysis (together with a proprietary catalyst) to recycle tires and other scrap material. Pyrolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst. In the case of the Company’s proprietary tire recycling technology, pyrolysis is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan’s process is referred to as a “tertiary” process because it reduces the tire feed to its primary raw components, which consist of oil, steel and carbon black. As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the pyrolysis process. The lower pyrolysis temperature allows recovery of these products in marketable form. Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment. Although not trademarked, the Titan tire recycling technology is often referred to informally as “TRTM-150” technology.

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

The Company’s technology to recover hydrocarbons, carbon and metals from electronic scrap also utilizes its TRTM-150 process to recover the hydrocarbons and carbon, followed by other conventional processes to separate and recover the metals.

Titan has also designed and built a fully operational mobile unit, which it has used for research and development on plastics, oil recovery from oil soaked soil, the neutralization of poultry waste and other organic wastes. Unlike laboratory testing, the mobile unit has the capacity to test larger volumes of material and, because it is mounted on a trailer, and can be operated at almost any accessible location. The Company believes that it can manufacture and market this type of unit worldwide for oil spill recovery and for processing animal waste. In 1995 the Phoenix Reactor was built and is used by Adherent Technologies to test the applicability of Titan’s pyrolysis process to prove its ability to handle the recovery of a number of different types of waste products.

Based upon data from the Taiwan and Korean facilities, a plant design improvement program was undertaken in 2003 to further optimize Titan’s pyrolysis process and adapt it for plants to be built in the United States. The results of this program provided the basis for the Phase III plant design in fiscal 2003. This design is capable of processing 150 tons per day while recovering a higher percentage of marketable products than the Phase II design.

The Phase III design accomplishes the following:

•	Provides greater operating efficiencies for the process as a whole
•	Recovers a higher percentage of marketable products
•	Lowers the amount of process waste materials generated
•	Lowers the per ton operating cost for processing tires
•	Lowers the per ton capital cost for processing tires
•	Produces higher quality products.

The Phase III design will be used for plants built in the United States. To the best of the Company’s knowledge, there are no commercial tire recycling plants operating today that are comparable to Titan’s Phase III design. Since the engineering principles utilized in Titan’s processing sequences are practiced as state-of-the-art in existing processing plants, it was not possible to patent the overall design concept. Titan did develop and patent its sealed feed and discharge system technology.  These unique features give Titan the ability to design technically sound and economically viable tire processing facilities. Titan’s design is based upon a processing sequence that utilizes a number of proven chemical engineering principles working together in an innovative configuration.

The underlying engineering principles that are used in this process are as follows:

•	Unique design for thermal expansion,
•	Filtration of carbon particles from high temperature gas stream,
•	Magnetic separation of ferrous materials,
•	Gas, liquid and solid separation criteria,
•	Thermo dynamics of gas/solids heat transfer.

    All of these principles are utilized in Titan’s Phase III plant design. What is most important is their integration into a technically sound, overall plant design configuration. The know-how obtained from the operating plants in Korea and Taiwan helped the Company form the design improvements currently incorporated in the Phase III design.

A tire recycling plant can only extract what is contained in the discarded tires. Many tire manufacturers use different ingredients in their individual tires. Furthermore, passenger tire compounds differ in content from truck tires.

A tire recycling plant must have the capability of extracting marketable products from the wide range of differing compounds in the various tires they process. Some tire manufacturers use polyisoprene in their compounding mixture, while others use styrene and butadiene, yet others use polybutadine. All, however, use carbon black for strength and add natural extenders such as calcium carbonate in their tire compounding. In view of the variations in rubber compositions, it is important to have a process that extracts the highest possible yield of marketable products from whatever the tire’s component may be.

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

Oil

Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production. The oil produced, using TRTM-150 technology, is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of “fuel” oils which are attractive for direct feed (without blending) into refineries. Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. At the current price of $60/bbl for crude, one year’s estimated production of 165,000 bbls of oil will yield approximately $9,900,000. Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 9 million barrels of recoverable oil per year.

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

The world demand for carbon black is expected to exceed 8.2 million metric tons (over 16 billion pounds) in 2007. While world prices for this commodity have been low for the past several years, consumption and prices are expected to rise as the demand for tires increases and the price of hydrocarbon products rise.

     Market research indicates that a market exists for Titan’s carbon black. Moreover, it may be possible to use TRTM-150 carbon black in normal tire production in the United States when blended with other grades of carbon black. Titan believes that once a TRTM-150 plant has been established in the United States or Europe, there will be ample demand for the carbon product once consumers have an opportunity to evaluate a steady and consistent supply of the product. Titan believes that carbon black can be produced using the TRTM-150 process at a lower cost than conventional carbon black, which should be of major significance in achieving market penetration once a plant is operational in the United States or Europe.

The Company conducted testing on a bulk sample of carbon black produced by Forest All in Taiwan and using commercially available equipment. Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed to process this is more than offset by the much higher market price and the ability to obtain a secure market for product. In addition to Titan’s own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois’ laboratory under the direction of a well known expert in the field, who has been working on pyrolysis-produced carbon black as a source for production of activated carbon for many years. The results of this testing were made available to Titan and confirm the Company’s optimism that firm markets can be developed for its TRTM-150 carbon black or activated carbon products once a commercial plant is operating in the United States. The preliminary information recently received by Titan indicates that pyrolysis-produced carbon black from tires may produce a superior activated carbon for certain applications.

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

Review of 2006

General:

During the fiscal year ended July 31, 2006, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries. Several inquiries have resulted in serious discussions, the signing of License Agreements, some of which are continuing to date.

Universal Purifying Technology Co. located in Camden, Ohio continues to look for a suitable location and a source for financing in order to build a TRTM-150 recycling facility in Ohio. Universal Purifying has obtained an EPA Permit to Install.

On August 23, 2006, Titan signed a Licensing Agreement with Ally Investments, LLP, a Texas Limited Liability Partnership, located in Port Arthur, Texas (Ally) for a 300 ton/day plant to be located in Port Arthur, Texas. On August 23, 2006, Ally paid an initial non-refundable deposit of $100,000 for the exclusive right to construct plants in Mississippi, Texas, Oklahoma and Louisiana. The $100,000 will be applied to the Licensing fee for Ally’s first plant. The License Agreement with Ally contains requirements for construction commencement of its initial plant in Port Arthur, Texas by March, 2007 and commencement of additional plants at approximately one year intervals after completion of the first plant, up to a total of 4 plants. Ally has engaged Lockwood Greene to obtain an air permit from the State of Texas for its first proposed plant in Port Arthur.

Over the last two years, Titan Technologies, Inc. has received non-refundable deposits aggregating $500,000 as payment for three TRTM-150 plants in Mexico and the exclusive right to use Titan’s TRTM-150 technology in Mexico from International Tire Recycling and, its successor, PPT Holdings Ltd, a Texas Limited Liability Company (“PPT”) located in Laredo, Texas.

As of October 31, 2006, PPT has engaged Lockwood Greene as its prime engineering firm, to design and build the core process utilizing Titan’s TRTM-150 technology at its initial proposed plant in Nuevo Laredo, Mexico. PPT has also engaged the Mexican architectural and engineering firm Dycusa, located in Monterrey, Mexico as its general contractor for the ancillary infrastructure required for a fully operational plant, including, but not limited to the building, storage silos, shredding equipment, roads, and utilities.

Titan plans to develop and test other recycling technologies for electronic scrap and plastics. These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of tire recycling plants based upon Titan’s technology.

Outlook

During the fiscal year ending July 31, 2007, the Company’s efforts will continue to be directed toward development of new licenses and operations in the North America, European and Asian markets. This will include:

•	Efforts to conclude contractual arrangements in the United States, Europe and Asia to further establish the Company’s TRTM-150 technology.
•	Additional research and development (working with Adherent and others) of Titan Technologies for recovery of salable products, particularly with respect to the gasification of coal.

Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be growing at an ever-increasing rate. For example, it is estimated that more than 3 million tons of tires are now in U. S. waste disposal facilities.

Similarly, Titan and Adherent intend to continue research with respect to electronic waste, which contains a large amount of non-biodegradable plastic waste. Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan process. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercial basis based upon research and development work performed to date. Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto-fluff technologies, Titan and Adherent are encouraged by the results achieved to date, and intend to continue research with the objective of establishing commercial processes in these technologies.

In August 2005, Titan applied for and obtained a Provisional Patent for a new liquid seal feed system that will replace Titan’s original patent which expired in August 2005. In fiscal 2006, Titan applied for a utility patent for the liquid feed system, and applied for provisional patents for a high temperature carbon & gas filter and a fractional destructive distillation array. In 2007, Titan intends to apply for utility patents for the last two referenced provisional patents.

Titan has been approached recently about using its technology for gasification of coal and currently proposes additional research related to gasification of coal.

Titan believes that fiscal 2006 was a successful year and that fiscal 2007 will be better, based on the assumption that one or both of Ally or PPT will commence construction of a plant utilizing Titan’s TRTM-150 technology.

Research and Development

As stated above, Titan intends to direct most of its research and development efforts during fiscal 2007 toward the gasification of coal.

The Industry and the Registrant’s Competition

Tires

Historically, most scrap tires have been piled or buried, neither of which offers an efficient or environmentally acceptable solution to disposal of scrap tires.

There are three areas of potential competitors: other pyrolysis systems, other uses for scrap tires, and other suppliers of carbon black. Blending oil and scrap steel are commodity items and therefore, there will be no significant competitive pressures coming from these products.

The Scrap Tire Management Council, in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry. Each of these areas has developed into separate industries that will compete with the Company for tires. These areas and industries are: (1) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities and dedicated tire-to-energy facilities, and (2) as an ingredient for asphalt paving. Limited numbers of tires have been made into sandals and other wearing apparel and rubber products, but such uses have not and probably will not contribute significantly to waste tire disposal. Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product. It is unknown what percentage of used tires these competing products use. Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

There are no commercially sized pyrolytic tire recycling plants operating in the United States as of today. Several companies are trying to develop an economically viable process to recycle scrap tires using pyrolysis or similar technologies, but none have been successful to-date.

The following companies have attempted, or are attempting, to develop commercially sized tire pyrolysis plants:

•
Internal Hydro International, Inc., of Tampa, Florida, focuses on generating energy using used tires. On September 27, 2006 it entered to a joint venture to produce a 100 ton per day tire to oil remediation project near Springfield, Illinois.

•	Environmental Waste International, of Ajax, Ontario, Canada,. has developed a prototype system using microwaves and is concentrating its efforts on medical waste.
•
Integrated Technologies Group, Inc., of Ardmore, OK are the oners of Safe Tire, a tire shredding business, and have developed a tire pyrolysis system that was featured in Popular Mechanics magazine in 2001. No prototype or production plant has been built.

The Company believes that as a substitute fuel, waste tires provide only marginal savings for the user and that their use in asphalt paving has yet to be proven viable, or to meet the expectations that it will substantially extend asphalt service life. At present, these industries consume less than twelve percent of the waste tires discarded in the United States each year.

The only technology comparable to Titan’s continuous process is another pyrolysis process, which operates at much higher temperatures and on a “batch” basis. Such pyrolytic facilities currently exist in Japan, Taiwan and Germany. However, they are believed to rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber.

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

The Company estimates that there is a potential for as many as one hundred TRTM-150 tire recycling plants in the United States alone, if a first U. S. plant can be built and successfully operated to demonstrate in the U. S. that the TRTM-150 technology is commercially viable. This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population. Given this figure, it appears that a population base of approximately one million people generate sufficient scrap tires to sustain the operations of a TRTM-150 recycling plant.

Titan’s marketing efforts in the United States have been focused on larger population centers. The Company believes that, because of the current policies of providing incentives and inducements to promote recycling, market conditions for implementation of its technology should continue to improve.

Plastics

The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation. Titan’s objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area. No specific location has yet been selected and funding for an initial plant has not yet been arranged. Titan believes that there is a reasonable possibility that a site could be selected during 2006 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

On December 1, 1999, Titan, Adherent Technologies, and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant’s technology. Adherent and Dr. Allred were granted a royalty ranging from 1% to 5% on all proceeds received by the Company from any tire recycling plant and 50% of all proceeds received by the Company from any recycling plant for products recovered from waste streams based upon Adherent and Allred’s research and developments. In addition, Titan sold to Adherent (a company owned by Dr. Allred) 1,000,000 shares of its common stock for a consideration of $10,000. Management believes that the continued relationship with Adherent is to Titan’s advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that Adherent has made in the Company’s technology over the past 6 years related to electronic parts and plastics. It is hoped that the continued affiliation between the Company and Adherent will generate a continual stream of new applications for Titan’s technology in the future.

All developments relating to the technology will be owned by Titan subject to the Royalty Agreement with Ronald Allred described above.

Employees

The registrant has four full time employees, one of whom is paid $5,700 a month and each of the other three are paid $3,500 per month.

ITEM 2: DESCRIPTION OF PROPERTY.

Titan has the right to use the TRTM-150 technology utilized in its TRTM-150 plants and the right to develop such technology for the recycling of plastics and other organic materials. It also owns certain office furniture having an estimated replacement value of approximately $12,000. Management believes that its facility and equipment are adequate for the Registrant’s needs at the present and during the foreseeable future.
Titan leases approximately 2,150 square feet for its executive offices, located at 3206 Candelaria, NE, Albuquerque, New Mexico, on a month to month basis at a rent of $1,025 per month. Titan’s Management believes that the executive offices now leased will be adequate for the Company’s business for the near future.

ITEM 3: LEGAL PROCEEDINGS.

At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: The Company’s common stock is listed on the bulletin board under the symbol “TITT” and is traded over-the-counter. The high and low bid prices for the Company’s common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

Quarter Ended	High	Low

Quarter ended September 30, 2004	$0.32	$0.19
Quarter ended December 31, 2004	$0.22	$0.12
Quarter ended March 31, 2005	$0.29	$0.09
Quarter ended June 30, 2005	$0.28	$0.18
Quarter ended September 30, 2005	$0.21	$0.10
Quarter ended December 31, 2005	$0.15	$0.06
Quarter ended March 31, 2006	$0.30	$0.10
Quarter ended June 30, 2006	$0.35	$0.18

Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At October 31, 2006, the Company had approximately 970 shareholders of record.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Plan of Operation should be read in connection with the Company’s financial statements and notes hereto. Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. Among such factors are: general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company’s licensees to obtain financing for such plants; the ability of any additional plants, if financed, in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Plan of Operation

General

As described above under Item 1, the Company’s objectives and its primary activities relate to expanding use of Titan’s patented and proprietary technology for construction and operation of commercial plants designed to recycle waste tires and plastics into marketable products. The Company believes that commercial viability of its tire recycling technology has already been established through construction and operation of three plants in Asia under license from Titan. The focus of efforts during the next twelve months will be to license use of the Company’s technology, subject to a reservation of a royalty relating to the sale from the plants of the various products produced and sold from any such plants. Additionally, the Company plans to perform on-going research and analysis devoted to establishing additional uses for its technology, subject to availability of adequate funds to do so.

Next Twelve Months

    The objectives of the Company have not changed, and Titan believes it has an excellent opportunity to license one or more plants using its Phase III technology for construction and operation in the United States (or elsewhere) during the next year. The key elements required to accomplish this objective are as follows:

•
Assist the two existing licensees to start construction of their new plants, which will include a payment for licensing fee in order to provide the Company with working capital to support its on-going general and administrative expenses and cost of additional research and development.

•	Development of additional product and marketing information with respect to the gasification and destructive distillation of coal.

    As described under Item 1 above, the Company believes that due to the work that has been accomplished during the previous fiscal year, there may be one or two operating TRTM-150 plants in North America by the end of calendar 2007.

Financial Condition and Cash Requirements

    The Company’s cash position decreased by $21,268 to $34,902 at July 31, 2006 from $ 56,170 at July 31, 2005. During fiscal 2006, the Company sold shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended.  In addition, subsequent to July 31, 2006, the Company used 119,999 shares of common stock for cash of $18,000 and 90,802 shares were issued for services in the amount of $24,308. The proceeds of these limited sales ($ 93,600 and $18,000) and the Company’s cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available. The Company has no significant debt.

The Company’s costs and expenses of operations were $ 427,652 during fiscal 2006, primarily resulting from the Company’s efforts to license a plant in the United States or Mexico and to conduct research and development for applications of new technology. There was no income from operations during the 2006 fiscal year. As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees. These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

Research and Development

    During the next twelve months, the ability of the Company to conduct a significant amount of further research and development will depend upon receipt of licensing fees or research and development which may be funded through joint ventures (or similar arrangements) with other parties. Accordingly, there can be no assurance that additional research and development will be conducted by the Company during the next twelve months.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2006, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2006, and the results of its operations and its cash flows for the years ended July 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and is reliant on raising capital to initiate its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
October 20, 2006

Titan Technologies, Inc.
Balance Sheet
July 31, 2006

ASSETS

CURRENT ASSETS
Cash	$34,902

PROPERTY AND EQUIPMENT - NET	160

OTHER ASSETS
Deposits	25,000
Other	609
25,609

$60,671

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,771
Deferred revenue	320,000
Total current liabilities	339,771

STOCKHOLDERS' (DEFICIT)
Common stock, no par value; 50,000,000 shares authorized
44,748,538 shares issued, 44,731,538 shares outstanding	3,744,932
Treasury stock, 17,000 shares at cost	--
Accumulated (deficit)	(4,024,032)
(279,100)

$60,671

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Operations

	For the years ended July 31,
	2006	2005

REVENUE	$-	$180,000

COSTS AND EXPENSES
General and administrative	293,191	270,397
Arbitration settlement	103,494	-
Outside services	30,860	7,715
Bad debt	-	10,000
Depreciation	107	429
General and administrative - non-cash stock compensation	-	1,800
	427,652	290,341

NET (LOSS) BEFORE INCOME TAXES	(427,652)	(110,341)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(427,652)	$(110,341)

PER SHARE INFORMATION
Weighted average common shares outstanding -
Basic and diluted	44,244,582	42,509,830

Net ( loss ) per common share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Cash Flows

	For the years ended
	July 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$(427,652)	$(110,341)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock compensation expense	-	1,800
Depreciation and amortization	107	429
Bad debt expense	-	10,000
Increase (decrease) in accounts payable and accrued expenses	17,677	(8,137)
Increase (decrease) in deferred revenue	320,000	(180,000)

Net cash (used in) operating expenses	(89,868)	(286,249)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) in deposits	(25,000)	-

Net cash (used in) investing activities	(25,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
(Decrease) in account payable - related party	-	(25,000)
Proceeds from common stock issuances for cash	93,600	269,900
Net cash provided by financing activities	93,600	244,900

Net (decrease) in cash	(21,268)	(41,349)

Beginning cash	56,170	97,519

Ending cash	$34,902	$56,170

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended July 31, 2005 and 2006

	Common Stock		Treasury Stock			Total
	Number of		Number of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)

Balance, July 31, 2004	41,074,808	$3,379,632	17,000	$-	$(3,486,039)	$(106,407)

Issuance of common stock for cash	2,894,551	269,900	-	-	-	269,900

Issuance of common stock for services	5,000	1,800	-	-	-	1,800

Net ( Loss )	-	-	-	-	(110,341)	(110,341)

Balance, July 31, 2005	43,974,359	3,651,332	17,000	-	(3,596,380)	54,952

Issuance of common stock for cash	757,179	93,600	-	-	-	93,600

Net ( Loss )	-	-	-	-	(427,652)	(427,652)

Balance, July 31, 2006	44,731,538	$3,744,932	17,000	$-	$(4,024,032)	$(279,100)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Titan Technologies, Inc. (the "Company") was incorporated on July 3, 1955 as a New Mexico corporation. The Company is an international licensor of proprietary technologies. The Company’s primary technology involves the construction of tire recycling plants.

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

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. For the years ended July 31, 2006, and 2005, the Company incurred no research and development costs.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable and accrued expenses. Fair values of cash and accounts payable and accrued expenses were assumed to approximate carrying values because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Net (loss) per common share

The Company follows SFAS 128, “Earnings Per Share”. Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

Recent pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Adoption of SFAS 151 has not had a material impact on the Company’s financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Adoption of SFAS 152 has not had a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in periods beginning after December 16, 2004. Adoption of SFAS 153 has not had a material impact on the Company’s financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

1.	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
2.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;
3.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

4.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
5.
Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006. Management is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS 156 - “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends SFAS 140 - “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending July 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending July 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on the Company's financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

In September 2006, the United States Securities and Exchange Commission (“SEC”) SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006, by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2006 and 2005, the Company incurred net (losses) of ($427,652) and ($110,341), respectively. At July 31, 2006, the Company had a working capital (deficit) of $(304,869) and stockholders’ (deficit) of ($279,100). In addition, the Company has not been able to generate significant operating revenues through the licensing of their proprietary technologies.

Management has taken the following steps to address the financial and operating condition of the Company, which it believes will be sufficient to provide the Company with the ability to continue in existence:

•	Improve marketing efforts for recycling plants and bring plastics technology to a marketable product.
•	Reduce operating and administrative expenses, and issue stock and notes payable in lieu of cash when possible
•	Defer officer salaries if required.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. LICENSE AGREEMENTS

On April 2, 2004 and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. During the year ended July 31, 2005, the Company received a non-refundable deposit of $180,000, which was originally recorded as deferred revenue at October 31, 2004.  Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee: $100,000 for each of the three initial recycling plants, and the remaining $200,000 for an exclusive right to license the Titan technology in the Republic of Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holdings, Ltd. ("PPT"), in this amount.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in the Republic of Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for the first plant in Nuevo Laredo, and has secured sufficient financing to commence construction of the plant. PPT has engaged engineers and architects to start the process of obtaining the building permit.  The agreement also calls for a $200,000 payment for the exclusive right to license the Titan technology in the Republic of Mexico.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT has received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as the $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. Since construction has not yet commenced, the entire $320,000 is presented as deferred revenue at July 31, 2006.

In addition, the Mexican License further provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached.  Failure by PPT to make the required payments or commence construction of the first three plants by the designated dates, could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all monies paid to date by PPT and its predecessor.

Additionally, Titan has agreed to purchase a five percent (5%) ownership interest in PPT for $75,000, of which $25,000 was paid during the current fiscal year and $50,000 was paid in prior years, pursuant to previous agreements that were subsequently deemed void. Titan has been given credit for the previous payments towards the purchase price of its investment in PPT.  Since PPT is still in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at July 31, 2006.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Subsequent to July 31, 2006, effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, for the use of its recycling patent and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000 (see Note 10).

Note 4. RESEARCH AND DEVELOPMENT AGREEMENT

The Company has an arrangement with a research facility (“Adherent”) owned by a director of the Company. Under the terms of the agreement the Company is entitled to all of Adherent’s findings and developments. Adherent is in the process of researching a waste plastics recycling process using the Company's technology.

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

No amounts were paid to Adherent for the years ended July 31, 2005 and 2006.

Note 5. STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended July 31, 2005 the Company issued 2,894,551 shares of common stock at for cash aggregating $269,900.

Treasury stock, consisting of 17,000 shares of common stock, was reserved for future issuances to shareholders of the Company, who had not exchanged their shares in the previous entity for shares in the Company. No shares of treasury stock were issued during the years ended July 31, 2005 or 2006.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe. Under a settlement agreement, the 3,000,000 shares of the common stock were to be transferred back to the Company in exchange for its 28.5% interest in ESA. During the year ended July 31, 2004 the Company retired a certificate related to this settlement agreement, for 1,200,000 shares. The Company is seeking return of the remaining 1,800,000 shares of common stock. Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2005 and 2006. Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

During the year ended July 31, 2006, the Company issued 757,179 shares of common stock at $0.08 to $0.15 per share, for total cash proceeds of $93,600. Subsequent to July 31, 2006, the Company issued 119,999 shares of common stock for cash of $18,000, and 90,802 shares of common stock for services valued at $24,308.  (See Note 10).

Note 6. STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,350,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at July 31, 2006 were granted to employees or directors and will expire in the year ended July 31, 2015.

Summarized information relative to the Company’s stock option plan are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 31, 2004	1,350,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at July 31, 2005	1,350,000	0.12
Granted	-	-
Exercised	-	-
Forfeited	-
Outstanding at July 31, 2006	1,350,000.	12

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

Note 7. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$3,900,000	$1,521,000
Research and development credit	9,000	4,000
	$3,909,000	$1,525,000

At July 31, 2006, the Company has loss carryforwards of approximately $3,899,000, which can be used to reduce future taxable income and will expire throughout 2007 to 2026. In addition, the Company has a research and development credit of approximately $9,000, available to offset income tax liabilities through 2022.  Research and development credits of approximately $49,000 expired in 2006.  Due to a previous change in controlling ownership, the use of the net operating losses will be limited.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2006 was $148,000.

Note 8. RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services for a monthly fee of $1,500. Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2006 and 2005, which are included in general and administrative expenses.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

*
The Company has an agreement with a related party to provide the use of an employee at cost. Amounts received under this agreement for the years ended July 31, 2005 and 2006 were $30,020 and $26,370, respectively.

During the year ended July 31, 2006, the Company incurred finder’s fees in the aggregate amount of $25,000, to an affiliated individual and an entity which he controls, for the purpose of obtaining construction financing for the plants to be built per the license agreement discussed in Note 3, above. As of July 31, 2006, this amount has been paid in full and is included in outside services expense for the year ended July 31, 2006.

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

Note 10. SUBSEQUENT EVENTS

On August 23, 2006, the Company signed a License Agreement with Ally Investments LLP, a Texas Limited Liability Partnership ("Licensee"), for the exclusive right to build recycling facilities in the states of Texas, Mississippi, Oklahoma, and Louisiana utilizing Titan's tire recycling technology ("Agreement") and received payment of a non-refundable deposit in the amount of $100,000, against the license fee of $1,600,000 for its first recycling plant.

The Agreement provides for commencement of the first plant on or before March 2007 and completion of the first plant by March 2008 and one plant per year thereafter until there is one plant operating in Mississippi, one in Oklahoma, and two in Texas. The license fee for each plant of $1,600,000 is payable in full to Titan upon the date the Licensee designates a new location for construction of each plant in the Territory, and has financing to build the plant.

In addition, the Agreement provides that Licensee will pay Titan royalty payments equal to 1.5% of total sales of all by-products with Titan's technology.

As discussed in Note 5, subsequent to July 31, 2006, the Company used 119,999 shares of common stock for cash of $18,000, and 90,802 shares of common stock for services valued at $24,308.

Titan Technologies, Inc.
Notes to Financial Statements
As of and for the Year Ended July 31, 2006

.
Note 11. ARBITRATION SETTLEMENT

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC ("GST") for the financing and construction of an initial 20 plants. Soon after signing the agreement, a dispute arose as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement. Titan has taken the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement that constituted a breach of the agreement upon its signing. Titan terminated the License Agreement on August, 22, 2005.

On December 12, 2005, GST filed a Demand for Arbitration, claiming that Titan allowing the lapse of one of its patents constituted a breach of the License Agreement and caused GST damages. Titan answered that its filing of a provisional patent in August 2005, that included the input system, constituted both a cure of the breach, if any, and an improvement of Titan's Technology. Titan also claims that GST's inability to perform was the real reason for the failure of the License Agreement and not any action by Titan. The arbitration was settled on May 18, 2006, by each party releasing the other, a termination of the GST License Agreement as of May 17, 2006, and Titan paying the costs incurred by GST to date of $103,494.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Titan’s two (2) most recent fiscal years.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 10: EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits:

The following exhibits are incorporated herein by reference to the Registrant's Form 10-SB, File No. 0-25024

Exhibit Number	Title

3.	Articles of Incorporation and By-laws.

(i) Articles of Incorporation:

Articles of Incorporation dated July 14, 1954.

Articles of Amendment to Articles of Incorporation dated October 2, 1986.

(ii) By-laws currently in effect.

10.	Material Contracts.

10.1	Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.

10.2	Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.

10.3	Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

10.4	Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

10.5	Purchase and Nonexclusive Licensing Agreement dated July 21,1994, between Titan and Geotechnologies Corp.

10.6	Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp. and Southeast Environmental Tire Recycling Corporation.

The following exhibit is incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

10.7	Option agreement between the Registrant and Joseph Henry dated September 19,1995.

The following exhibits are incorporated by reference to The Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

10.8	License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.

10.9	Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.

10.10	Agreement dated April 25, 1996, with Skoda Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.

10.11	Addendum to Skoda Klatovy S.P.D Agreement dated April 25, 1996.

10.12	Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

10.13	Option Agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

10.14	Promissory Note dated September 24, 1996.

The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

10.15	Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended January 31, 2003:

10.16	Agreement with United States Recycling, LLC dated February 20, 2003

10.17	License Agreement with United States Recycling, LLC dated February 20, 2003

The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

10.18	Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003.

10.19	License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April 2, 2004.

10.20	Letter Agreement dated October 29, 2004 amending the License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April, 2, 2004.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated May 23, 2005:

10.21	License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 13, 2006:

10.22	License Agreement dated February 1, 2006 for three plants in Mexico between the Company and PPT Holding, Ltd.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated August 23, 2006:

10.23	License Agreement dated August 23, for the states of Texas, Louisiana, Mississippi and Oklahoma between the Company and Ally Investments, LLP, a Texas limited liability partnership.

21.	Subsidiaries of the Small Business Issuer.

The Company has no subsidiaries

The following exhibits are incorporated herein:

31.	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required by Item 601 of Regulation S-K are inapplicable to this Registrant in this filing.

(b) Reports on Form 8-K:

  No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

Item 14. Principal Accountants Fees and Services

Audit Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Stark Winter Schenkein & Co., LLP, the Company’s principal accountants, for the Company annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by Stark Winter Schenkein in connection with statutory and regulatory filings or engagements was $18,100 in fiscal 2005 and $18,930 in fiscal 2006.

Audit Related Fees:

The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Stark Winter Schenkein that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(3)of Schedule 14A was $0 in fiscal 2005 and $0 in fiscal 2006.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Steve Estrada, CPA for tax compliance, tax advice, and tax planning was $13,212 in fiscal 2005 and $15,073 in 2006.

All Other Fees:

The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Stark Winter Schenkein, other than services reported in Item 9(e) of Schedule 14A, was $0 in fiscal 2005 and $0 in fiscal 2006.

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

% of Stark Winter Schenkein contribution:

The percentage of hours expended on Stark Winter Schenkein’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than Stark Winter Schenkein’s full-time, permanent employees was 0%.

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2006, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 16, 2006. ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT. ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer,
Chief Operating Officer and Director
Date: November 9, 2006

By: /s/ Robert Simon
Robert Simon, Secretary
Date: November 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, Director
Date: November 9, 2006

By: /s/ Dr. Ronald E. Allred
Dr. Ronald E. Allred, Director
Date: November 9, 2006

By: /s/ Dana Finley
Dana Finley, Director
Date: November 9, 2006