Form 10QSB
period 2006-10-31
TITAN TECHNOLOGIES INC
filed 2006-12-22
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par common 45,026,006

Transitional Small Business Format (Check One): Yes [] No [X]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Titan Technologies, Inc.
BALANCE SHEET
October 31, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$89,734

Property and Equipment, at cost
Furniture and fixtures	3,077
Machinery	7,706
10,783
Less accumulated depreciation	(10,649)
Net property and equipment	134

Other Assets
Deposits	25,000
Other	609
25,609

$115,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$5,967
Other accrued liabilities	443
Deferred revenue	420,000
Total Current Liabilities	426,410

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
45,026,006 shares issued and outstanding	3,797,241
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,108,174)
(310,933)

$115,477

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended October 31, 2006
(UNAUDITED)

	2006	2005
REVENUES	$-	$-
.
COSTS AND EXPENSES
General and administrative	53,662	71,677
Outside services	6,145	15,935
Stock compensation	24,309	-
Depreciation	26	25
	84,142	87,637

(Loss) from operations	(84,142)	(87,637)

Provision for income taxes	-	-
Net (loss)	$(84,142)	$(87,637)

Weighted average common shares outstanding -
Basic and diluted	44,848,576	44,061,207

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Three Months Ended October 31, 2006
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net cash provided by operating activities	$26,832	$18,710

Cash flows from Investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	28,000	13,600
Net cash provided by financing activities	28,000	13,600

Net increase in cash	54,832	32,310

Cash at beginning of period	34,902	56,170

Cash at end of period	$89,734	$88,480

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended July 31, 2006.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2006 the Company incurred a net loss of $84,142 and had working capital and stockholders' deficits of $336,676 and $310,933, respectively, at October 31, 2006. In addition, the Company has no revenue producing operations.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

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

Note 4. Stockholders' (Deficit)

During the three months ended October 31, 2006 the Company sold 186,666 shares of common stock for cash proceeds aggregating $28,000, and also issued 90,802 shares of common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation of $24,309. Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a ten year period commencing on the grant date and continuing through October 2014.

The effect of applying SFAS No. 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair value of the options granted is estimated at $.07 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 69%, a risk-free interest rate of 3%, and expected lives of five years from date of vesting.

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the three months ended October 31, 2006 and 2005:

	2006	2005
Pro forma net (loss)	$(84,142)	$(87,637)

Pro forma (loss) per share -
Basic and diluted	$(.00)	$(.00)

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

Note 5. Licensing Agreements

On April 2, 2004 and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. During the year ended July 31, 2005, the Company received a non-refundable cash deposit of $180,000, which was originally recorded as deferred revenue. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to the licensing fee ($100,000 for each of the three initial recycling plants), and the remaining $200,000 for an exclusive right to license the Titan technology in the Republic of Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holdings, Ltd. (“PPT”), in this amount.

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in the Republic of Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years, commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for the first plant in Nuevo Laredo, and has secured sufficient financing to commence construction of the plant. PPT has engaged engineers and architects to start the process of obtaining the building permit. The Agreement also calls for a $200,000 payment for the exclusive right to conduct business in the Republic of Mexico.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity. During the year ended July 31, 2006, PPT Holding, Ltd. and its predecessor paid Titan $320,000, and PPT has received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. Since construction has not yet commenced, the entire $320,000 is presented as deferred revenue at July 31, and October 31, 2006.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

In addition, the Mexican License further provides that Licensees will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached Failure by PPT to make the required payments or commence construction of the first three plants by the designated dates, could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all monies paid to date by PPT and its predecessor.
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

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment , LLP (“Ally”), for the use of its recycling patent and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at October 31, 2006. The licensing fee and royalties for each plant are payable as $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated from the Titan technology, upon reaching full capacity.

The license will commence upon payment of the $1,600,000. The commencement of construction of the first plant must occur on or before March 1, 2007, and it must be completed and in operation no later than March 31, 2008. Failure by Ally to make the required payment and meet the construction commencement and completion deadlines may result in the termination of the license agreement and resulting loss of all monies paid by Ally to Titan, unless otherwise extended by mutual written agreement.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses decreased $18,015 to $53,662 for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, primarily due to the decrease in legal and accounting.

As a result of activities of management, outside services expenses decreased $9,790 to $6,145 for the three months ended October 31, 2006 compared to the three months ended October 31, 2005.

During the three months ended October 31, 2006, the Company issued 90,802 shares of its common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation in the amount of $24,309.

Financial Condition

During the quarter ended October 31, 2006 the Company received a non-refundable deposit of $100,000 for use of its recycling patent and technology within the states of Texas, Louisiana, Mississippi and Oklahoma.

The Company's liquidity increased in the three months ended October 31, 2006 as cash increased $54,832 since July 31, 2006. Operations used $26,832 compared to the same period of the prior year in which operations used $18,710. Proceeds from the sale of common stock were $28,000 during the three months ended October 31, 2006 compared to $13,600 for the same period on 2005.

Future financing activities of the Company include primarily the sale of common stock. The Company does not solicit purchasers of its common stock but believes past experience demonstrates that there will be sufficient unsolicited purchases of common stock to sustain the Company's cash flow needs, especially in light of the expected revenue form licensing activities in the future.

Management has taken the following steps in the past and will consider taking them again, if necessary, to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

Management believes that these steps, if taken, will allow the Registrant to continue as a going concern together with results of on going efforts to raised working capital through licensing agreements, and joint ventures. However, there are significant risks associated with the Registrant's business development and there can be no assurance that its efforts will be successful or that it will be able to raise sufficient working capital to survive as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The company maintains controls and procedures designed to endure that information required to be disclosed in this report is recorded, processed, accumulated and reported to management, including the principal executive and financial officer to allow timely decisions regarding the required disclosure.

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

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended October 31, 2006 the Company sold common stock to four investors, who each qualify as an accredited investor within the meaning of Rule 501 (a). The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

Date	Shares Issued	Cash Received

9/1/06	33,333	$5,000
9/6/06	33,333	5,000
9/18/06	20,000	3,000
10/18/06	100,000	15,000

	186,666	$28,000

We relied on Section 4(2) of the Securities Act of 1933 for exemption from the registration requirements of the Securities Act. Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied and ask questions of Management. Additionally, we obtained a representation from each of the acquiring persons representing their intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock carry a legend restricting transfer of the securities represented.

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Rule 13(a) of 15d-14(a) under the
Securities Exchange Act of 1934 as amended.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2006
(Unaudited)

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

TITAN TECHNOLOGIES, INC.

Date December 21, 2006     /s/ Ronald L. Wilder, President
 Ronald L. Wilder, President, Chief Executive Officer, Chief
 Financial Officer and Chief Accounting Officer.