Form 10QSB
period 2007-01-31
TITAN TECHNOLOGIES INC
filed 2007-03-16
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended January 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par common 45,384,339

Transitional Small Business Format (Check One): Yes [] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Titan Technologies, Inc.
BALANCE SHEET
January 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$68,683

Property and Equipment, net	107

Other Assets
Deposits	25,000
Other	609
25,609

$94,399

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,604
Deferred revenue	450,000
Total Current Liabilities	451,604

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
45,384,339 shares issued and outstanding	3,840,241
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,197,446)
(357,205)

$94,399

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended January 31, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUES	$-	$-
.
COSTS AND EXPENSES
General and administrative	89,272	88,583
	89,272	88,583

(Loss) from operations	(89,272)	(88,583)

Provision for income taxes	-	-
Net (loss)	$(89,272)	$(88,583)

Weighted average common shares outstanding -
Basic and diluted	45,098,861	44,144,359

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Six Months Ended January 31, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUES	$-	$-
.
COSTS AND EXPENSES
General and administrative	173,414	176,220
	173,414	176,220

(Loss) from operations	(173,414)	(176,220)

Provision for income taxes	-	-
Net (loss)	$(173,414)	$(176,220)

Weighted average common shares outstanding -
Basic and diluted	44,973,719	44,102,783

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Six Months Ended January 31, 2007 and 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net cash (used by) operating activities	$(37,219)	$(51,881)

Cash flows from Investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	71,000	13,600
Net cash provided by financing activities	71,000	13,600

Net increase (decrease) in cash	33,781	(38,281)

Cash at beginning of period	34,902	56,170

Cash at end of period	$68,683	$17,889

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2007
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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2007 the Company incurred a net loss of $173,414 and had working capital and stockholders' deficits of $382,921 and $357,205, respectively, at January 31, 2007. In addition, the Company has no revenue producing operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2007
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. Stockholders' (Deficit)

During the six months ended January 31, 2007 the Company sold 544,999 shares of common stock for cash proceeds aggregating $71,000, and also issued 90,802 shares of common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation of $24,309. Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a ten year period commencing on the grant date and continuing through October 2014.

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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the six months ended January 31, 2007 and 2006:

	2007	2006

Pro forma net (loss)	$(173,414)	$(176,220)

Pro forma (loss) per share -
Basic and diluted	$(.00)	$(.00)

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2007
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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity. During the year ended July 31, 2006, PPT Holding, Ltd. and its predecessor paid Titan $320,000, and PPT has received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $30,000 was received December 27, 2006. Since construction has not yet commenced, the entire deposit is presented as deferred revenue at July 31, 2006 and January 31, 2007.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2007
(Unaudited)

The Mexican License further provides that Licensee will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached. Failure by PPT to make the required payments or commence construction of the first three plants by the designated dates could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all monies paid to date by PPT and its predecessor.

Additionally, Titan has agreed to purchase a five percent (5%) ownership interest in PPT for $100,000, of which $25,000 was paid during the current fiscal year and $50,000 was paid in prior years, pursuant to previous agreements that were subsequently deemed void. Titan has been given credit for its previous payments, towards the purchase of its investment in PPT. Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at January 31, 2007.

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of its recycling patent and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at January 31, 2007. The licensing fee agreement provides for a licensing for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated from the Titan technology, upon reaching full capacity.

The license will commence upon payment of the $1,600,000. The commencement of construction of the first plant, as amended on February 23, 2007, must occur on or before December 31, 2007, and it must be completed and in operation, as amended, no later than December 31, 2008. Failure by Ally to make the required payment and meet the construction commencement and completion deadlines may result in the termination of the license agreement and resulting loss of all monies paid by Ally to Titan, unless otherwise extended by mutual written agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expenses decreased $2,806 to $173,414 for the six months ended January 31, 2007 compared to the six months ended January 31, 2006, primarily due to the decrease in legal and accounting.

As a result of activities by management, general and administrative expenses increased $689 to $89,272 for the three months ended January 31, 2007 compared to the three months ended January 31, 2006, primarily due to the increase in legal and accounting.

During the six months ended January 31, 2007, the Company issued 90,802 shares of its common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation in the amount of $24,309, included in general and administrative expense.

Financial Condition

During the quarter ended January 31, 2007 the Company received a non-refundable deposit of $30,000 for use of its recycling patent and technology within the Republic of Mexico.

The Company's liquidity increased in the six months ended January 31, 2007 as cash increased $33,781 since July 31, 2006. Operations used $37,219 compared to the same period of the prior year in which operations used $51,881. Proceeds from the sale of common stock were $71,000 during the six months ended January 31, 2007 compared to $13,600 for the same period in 2006.

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

Management has taken the following steps in the past and will consider taking them again, if necessary, to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

o	Improve marketing efforts for recycling plants and bring plastics recycling technology and coal gasification to a marketable product.

o	Reduce operating and administrative expenses, and issue sock and notes payable, where possible for payment of expenses.

o	Defer payment of officer’s salaries, if required.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the six months ended January 31, 2007 the Company sold common stock to six investors, who each qualify as an accredited investor within the meaning of Rule 501 (a). The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/1/06	33,333	$5,000
9/6/06	33,333	5,000
9/18/06	20,000	3,000
10/18/06	100,000	15,000
1/5/07	208,333	25,000
1/12/07	150,000	18,000

	544,999	$71,000

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

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13(a) of 15d-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

TITAN TECHNOLOGIES, INC.

Date March 13, 2007	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.