Form 10QSB
period 2007-04-30
TITAN TECHNOLOGIES INC
filed 2007-06-05
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended April 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  June 4, 2007  - No par common  45,596,839

Transitional Small Business Format (Check One): Yes [] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Titan Technologies, Inc.

BALANCE SHEET
April 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$26,528

Property and Equipment, net	80

Other Assets
Deposits	25,000
Other	609
25,609

$52,217

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,290
Deferred revenue	470,000
Total Current Liabilities	471,290

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
45,384,339 shares issued and outstanding	3,840,241
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,259,314)
(419,073)

$52,217

See the accompanying notes to the financial statements.

Titan Technologies, Inc.

STATEMENTS OF OPERATIONS
For The Three Months Ended April 30, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUES	$-	$-
.
COSTS AND EXPENSES
General and administrative	61,868	74,760
Arbitration settlement costs	-	103,494
	61,868	178,254

(Loss) from operations	(61,868)	(178,254)

Provision for income taxes	-	-
Net (loss)	$(61,868)	$(178,254)

Weighted average common shares outstanding -
Basic and diluted	45,367,339	44,283,348

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.

STATEMENTS OF OPERATIONS
For The Nine Months Ended April 30, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUES	$-	$-
.
COSTS AND EXPENSES
General and administrative	235,282	250,980
Arbitration settlement costs	-	103,494
	235,282	354,474

(Loss) from operations	(235,282)	(354,474)

Provision for income taxes	-	-
Net (loss)	$(235,282)	$(354,474)

Weighted average common shares outstanding -
Basic and diluted	45,102,042	44,161,648

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.

STATEMENTS OF CASH FLOWS
For The Nine Months Ended April 30, 2007 and 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net cash (used by) operating activities	$(79,374)	$(84,463)

Cash flows from Investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	71,000	38,600
Net cash provided by financing activities	71,000	38,600

Net increase (decrease) in cash	(8,374)	(45,863)

Cash at beginning of period	34,902	56,170

Cash at end of period	$26,528	$10,307

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2007
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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2007 the Company incurred a net loss of $235,282 and had working capital and stockholders' deficits of $444,762 and $419,073, respectively, at April 30, 2007. In addition, the Company has no revenue producing operations.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2007
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

Note 4. Stockholders' (Deficit)

During the nine months ended April 30, 2007 the Company sold 544,999 shares of common stock for cash proceeds aggregating $71,000, and also issued 90,802 shares of common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation of $24,309. Effective October 30, 2004, the Company granted options to purchase 1,350,000 shares of its common stock to employees at an exercise price of $0.12 per share, the fair market value of the stock at the date of the grant. The options are exercisable over a ten year period commencing on the grant date and continuing through October 2014.

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

For purposes of pro forma disclosure, the estimated fair value of the options is charged to expense in the period that the options were granted. The Company's pro forma information is as follows for the nine months ended April 30, 2007 and 2006:

	2007	2006

Pro forma net (loss)	$(235,282)	$(354,474)

Pro forma (loss) per share -
Basic and diluted	$(.00)	$(.00)

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2007
(Unaudited)
Note 5. Licensing Agreements

On April 2, 2004 and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. During the year ended July 31, 2005, the Company received a non-refundable cash deposit of $180,000, which was originally recorded as deferred revenue. Under the terms of the agreement, the Company was to receive a payment of $500,000. $300,000 was to be credited to licensing fees ($100,000 for each of the three initial recycling plants), and the remaining $200,000 for an exclusive right to license the Titan technology in the Republic of Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holding, Ltd. (“PPT”), in this amount.

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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity. During the year ended July 31, 2006, PPT Holding, Ltd. and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 has been received during the nine months ended April 30, 2007. Since construction has not yet commenced, the entire deposit is presented as deferred revenue at July 31, 2006 and April 30, 2007.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2007
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

Additionally, Titan has agreed to purchase a five percent (5%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void. Titan has been given credit for its previous payments, towards the purchase of its investment in PPT. Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at April 30, 2007.

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of Titan's recycling patent and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at April 30, 2007. The licensing fee agreement provides for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated from the Titan technology, upon reaching full capacity.

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

Note 6. Subsequent Events

Subsequent to April 30, 2007 the Company issued 212,500 shares of common stock for cash at $0.12 per share, aggregating $25,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
As a result of activities by management, general and administrative expenses decreased $15,698 to $235,282 for the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, primarily due to the decrease in legal and accounting.

As a result of activities by management, general and administrative expenses decreased $12,892 to $61,868 for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, primarily due to the decrease in legal and accounting.

During the nine months ended April 30, 2007, the Company issued 90,802 shares of its common stock for services valued at $24,309, the fair market value of the shares on the date of issue, resulting in non-cash stock compensation in the amount of $24,309, included in general and administrative expense.

Financial Condition

During the nine months ended April 30 , 2007 the Company received a non-refundable deposit of $50,000 for use of its recycling patent and technology within the Republic of Mexico.

The Company's liquidity decreased in the nine months ended April 30, 2007 as cash decreased $8,374 since July 31, 2006. Operations used $79,374 compared to the same period of the prior year in which operations used $84,463. Proceeds from the sale of common stock were $71,000 during the nine months ended April 30, 2007 compared to $38,600 for the same period in 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None
During the nine months ended April 30, 2007 the Company sold common stock to six investors in a non-public offering. The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale..

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

TITAN TECHNOLOGIES, INC.

Date June 4, 2007	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.