Form 10KSB
period 2007-07-31
TITAN TECHNOLOGIES INC
filed 2007-11-13
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

State issuer’s revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of  November 13, 2007:   $8,375,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III – Items 9, 10, 11 and 12 – Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 21, 2007, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2007.

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

Currently, two licensees are actively pursuing the construction of plants, PPT Holdings, Ltd., a Texas limited partnership, is building a recycling facility in Nuevo Laredo, Tamaulipas, Mexico and Ally Investments is building a facility in Port Arthur, Texas.  Both of the licensees are in the financing and design state.  Both licensees have completed all or most of the governmental approvals necessary and have acquired the land for their recycling plants.  It is anticipated that each licensee will complete their process of financing in the near future and commence construction of each of their plants during fiscal 2008, at which time initial license fees will become due to Titan.

           Titan continues its working relationship with Adherent Technologies, Inc. (“Adherent”), a research and development laboratory in Albuquerque, which has provided the Company with major assistance in developing its technologies and product analysis.  The President and principal shareholder of Adherent, Dr. Ronald E. Allred, is a director and shareholder of Titan Technologies, Inc.  Pursuant to a technical assistance agreement among the Company, Adherent and Dr. Allred, Adherent and Dr. Allred will receive a percentage of all future Company revenue that results primarily from advancements made to Titan’s technology by Adherent’s research and development efforts.

Business Development

Management contemplates that all future plants constructed and operated pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant see (“General” below, page 8). In order to promote continued development of its tire recycling technology (and other technologies); Titan will retain the flexibility to modify terms of its licensing agreement as it deems necessary.  Titan plans to remain actively involved in construction and operation of future plants on a consultative basis, in addition to receiving licensing fees.  As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.  For example, Titan holds a 7% equity ownership in PPT Holdings, Ltd., the licensee of the Mexican plants.

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

The next step of the Titan technology utilizes thermolysis (together with a proprietary catalyst) to recycle tires and other scrap material.  Thermolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst.  In the case of the Company’s proprietary tire recycling technology, destructive distillation is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan’s process is referred to as a “tertiary” process because it reduces the tire feed to its primary raw components, which consist of primarily oil, steel and carbon black.  As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the thermolysis process.  The lower temperature allows recovery of these components in marketable form.  Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment.  Although not trademarked, the Titan tire recycling technology is often referred to informally as “TRTM-150” technology.

In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM-150 process is a closed system and the only emissions are exhaust gases in the form of clean-burning fuels (most of which are generated by the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills.  In fact, non-condensable gases recovered during the TRTM-150 process provide sufficient fuel to generate the required heat for further thermolysis.

The Company’s technology to recover hydrocarbons, carbon and metals from electronic scrap also utilizes its TRTM-150 process to recover the hydrocarbons and carbon, followed by other conventional processes to separate and recover the metals.

Based upon data from the Taiwan and Korean facilities, a plant design improvement program was undertaken in 2003 to further optimize Titan’s thermolysis process and adapt it for plants to be built in North America.  The results of this program provided the basis for the Phase III plant design in fiscal 2003.  The Phase III design is capable of processing 150 tons per day while recovering a higher percentage of marketable products than the Phase II design.

The Phase III design accomplishes the following:

•	Provides greater operating efficiencies for the process as a whole
•	Recovers a higher percentage of marketable products
•	Lowers the amount of process waste materials generated
•	Lowers the per ton operating cost for processing tires
•	Lowers the per ton capital cost for processing tires
•	Produces higher quality products.

The Phase III design will be used for plants built in North America .  To the best of the Company’s knowledge there are no commercial tire recycling plants operating today that are comparable to Titan’s Phase III design.  Although the engineering principles utilized in Titan’s processing sequences are considered to be state-of-the-art for existing processing plants, it is not possible to patent Titan’s overall design concept because certain elements include existing technologies and equipment.

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

It is anticipated that the two licensees that are currently in the process of building recycling plants in Texas and Mexico will prove the viability of Titan’s Phase III TRTM-150 technology as the most efficient method for recycling tires during the next two fiscal years.

Oil

Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production.  The oil produced, using TRTM-150 technology, is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of “fuel” oils which are attractive for direct feed (without blending) into refineries.  Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. At the current price of $80/bbl for crude, one year’s estimated production of 165,000 bbls of oil will yield approximately $13,200,000.  Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 9 million barrels of recoverable oil per year.

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

Carbon black produced through TRTM-150 thermolysis consists of the various grades which went into manufacture of the tire.  Because of the very fine physical composition of the material, it is not realistically practicable to separate the product by grade.  In addition, carbon black produced through thermolysis contains varying amounts of ash attributable to other minor materials used in manufacturing the tire.

The world demand for carbon black is expected to exceed 8.2 million metric tons (over 16 billion pounds) in 2008.  While world prices for this commodity have been low for the past several years, consumption and prices are expected to rise as the demand for tires increases and the price of hydrocarbon products rise.

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

The Company conducted testing on a bulk sample of carbon black. produced by Forest All in Taiwan and using commercially available equipment.  Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed into the activation process, this is more than offset by the much higher market price and the ability to obtain a secure market for product.  In addition to Titan’s own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois’ laboratory under the direction of a well known expert in the field, who has been working on thermolysis-produced carbon black as a source for production of activated carbon for many years.  The results of this testing were made available to Titan and confirm the Company’s optimism that firm markets can be developed for its TRTM-150 carbon black or activated carbon products once a commercial plant is operating in  the United States.  The preliminary information recently received by Titan indicates that thermolysis–produced carbon black from tires may produce a superior activated carbon for certain applications.

The Company and Adherent have also demonstrated with a bench scale working model, that most of the ash impurities can be removed from the carbon black using a conventional hydro-metallurgical process.  Although further test work must be performed to confirm that removal of ash is feasible on a commercial scale, a relatively ash-free carbon black product would enhance product use in applications requiring higher product purity.  At present, Titan does not have the funds required to complete this phase of test work and believes that it will be necessary to establish its basic technology for recycling tires through construction and operation of a commercial plant in North America in order to fully evaluate available markets for the full range of carbon products that it will be generated utilizing its thermolysis technology.

Review of 2007

General:

During the fiscal year ended July 31, 2007, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries.  Several inquiries have resulted in serious discussions, the signing of License Agreements, some of which are continuing to date.

Universal Purifying Technology Co. located in Camden, Ohio continues to look for a suitable location and a source for financing in order to build a TRTM-150 recycling facility.

On August 23, 2006 Titan signed a Licensing Agreement with Ally Investments, LLP, a Texas Limited Liability Partnership, located in Port Arthur, Texas (Ally) for a 300 ton/day plant to be located in Port Arthur, Texas.  On August 23, 2006, Ally paid an initial non-refundable deposit of $100,000 for the exclusive right to construct plants in Mississippi, Texas, Oklahoma and Louisiana.  The $100,000 will be applied to the Licensing fee for Ally’s first plant.  The License Agreement with Ally contains requirements for construction commencement of its initial plant in Port Arthur, Texas by March, 2007 and commencement of additional plants at approximately one year intervals after completion of the first plant, up to a total of 4 plants.  Ally has engaged Lockwood Greene to obtain an air permit from the State of Texas for its first proposed plant in Port Arthur.  The License Agreement with Ally Investments, LLP (“Ally”) was amended on February 23, 2007 by mutual agreement to allow Ally until December 31, 2007 to finance and obtain governmental approval for its initial plant in Port Arthur, Texas.  Ally obtained a permit to build from the State of Texas Commission on Environmental Quality in August 2007.

Over the last three years, Titan Technologies, Inc. has received cumulative non-refundable deposits aggregating $500,000 as payment for deposits for three TRTM–150 plants in Mexico and the exclusive right to use Titan’s TRTM-150 technology in Mexico from International Tire Recycling and, its successor, PPT Holdings Ltd, a Texas Limited Liability Company (“PPT”) located in Laredo, Texas.

 On October 16, 2006, PPT engaged Lockwood Greene as its prime engineering firm to design and build the core process utilizing Titan’s TRTM-150 process as its initial proposed plant in Nuevo Laredo, Mexico.  PPT has also engaged the Mexican architectural and engineering firm, Dycusa located in Monterrey, Mexico as its general contractor for the ancillary infrastructure required for a fully operational plant, including, but not limited to the building, storage silos, shredding equipment, roads, and utilities.

Upon receipt of sufficient revenue, or a financial partner, Titan plans to develop and test other recycling technologies for electronic scrap and plastics.  These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of tire recycling plants based upon Titan’s technology.

Outlook

During the fiscal year ending July 31, 2008, the Company’s efforts will continue to be directed toward development of new licenses and operations in the American, European and Asian markets.  This will include:

•	Efforts to conclude contractual arrangements in the United States, and Asia to further establish the Company’s TRTM-150 phase III technology.
•	Additional research and development (working with Adherent and others) of Titan Technologies for recovery of salable products, particularly with respect to plastics.

Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to grow at an ever-increasing rate.  For example, it is estimated that more than 3 million tons of tires are now in U. S. waste disposal facilities.

Similarly, Titan and Adherent intend to continue research with respect to electronic waste, which contains a large amount of non-biodegradable plastic waste.  Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan process. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercial basis based upon research and development work performed to date.  Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue research with the objective of establishing commercial processes in these technologies, provided funding for such research is available.

In August 2005, Titan applied for and obtained a Provisional Patent for a new liquid seal feed system that will replace Titan’s original patent which expired in August 2005.  In fiscal 2006, Titan applied for a utility patent for the liquid feed system, and applied for provisional patents for a high temperature carbon and gas filter and a fractional destructive distillation array.  In 2007, Titan applied for utility patents for the last two referenced provisional patents.

Titan believes that fiscal 2007 was a successful year and that fiscal 2008 will be better, based on the assumption that one or both of Ally or PPT will commence construction of a plant utilizing Titan’s TRTM-150 technology.

Research and Development

As stated above, Titan intends to direct most of its research and development efforts during fiscal 2008 toward the continued development of its phase III TRTM-150 technology and the patenting of any additional patentable innovations.

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

The Scrap Tire Management Council in its Scrap Tire Use Disposal Study published September 11, 1990, identified two basic areas in which waste tires have been used in industry.  Each of these areas has developed into separate industries that will compete with the Company for tires.  These areas and industries are: (i) a substitute for traditional fossil fuels in cement kilns, paper mills, utilities and dedicated tire–to-energy facilities and (ii) as an ingredient for asphalt paving.  Limited numbers of tires have been made into sandals and other wearing apparel and rubber products, but such uses have not and probably will not contribute significantly to waste tire disposal.  Numerous companies now exist that are using waste tires in their products, including, ball-point pens, video cassettes, bulletin boards, flooring products, rubber mats, rubber protection devices for marine applications, garden products, various forms of hoses, belts, and similar products that have historically been made from new product.  It is unknown what percentage of used tires these competing products use.  Management believes that these products consume a very small percentage of the more than 250 million scrap tires that are discarded in the United States each year.

There are no commercially sized pyrolytic tire recycling plants operating in the United States as of today.  Several companies are trying to develop an economically viable process to recycle scrap tires using pyrolysis or similar technologies, but none have been successful to-date.

The following companies have attempted, or are attempting, to develop commercially sized tire pyrolysis plants:

•
Internal Hydro International, Inc., of Tampa Florida, focuses on generating energy using used tires.  On September 27, 2006 it entered into a joint venture to produce a 100 ton per day tire to oil remediation project near Springfield Illinois.

•	Environmental Waste International, Ajax, Ontario. Has developed a prototype system using microwaves and are concentrating their efforts on medical waste.
•
Integrated Technologies Group, Inc., Ardmore, OK.  Owners of Safe Tire, a tire shredding business, developed a tire pyrolysis system that was featured in Popular Mechanics magazine in 2001.  No prototype or production plant has been built.

•	Other companies such as Petra Group’s Green Rubber Global have indicated an interest in locating a tire recycling plant in Gallup, NM.

The Company believes that burning tires as a substitute fuel provides only marginal savings for the user, and that their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life.  At present, these two industries consume less than twelve percent of the waste tires discarded in the United States each year.

The only technology comparable to Titan’s continuous process is the pyrolysis process, which operates at much higher temperatures and on a “batch” basis.  Such pyrolytic facilities currently exist in Japan, Taiwan, Germany and possibly South Africa.  However, they are believed to rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber.

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

The Company estimates that there is a potential for approximately fifty TRTM-150 tire recycling plants in the United States alone if a first U. S. plant can be built and successfully operated to demonstrate in the U. S. that the TRTM-150 technology is commercially viable.  This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population.  Given this figure, it appears that a population base of approximately one million people generate sufficient scrap tires to sustain the operations of a TRTM-150 recycling plant.

Titan’s marketing efforts in the United States have been focused on larger population areas.  The Company believes that, because of the current policies of providing incentives and inducements to promote recycling, market conditions for implementation of its technology should continue to improve in the near future.

Plastics

The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation.  Titan’s objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area.  No specific location has yet been selected and funding for an initial plant has not yet been arranged.  Titan believes that there is a reasonable possibility that a site could be selected during fiscal 2008 or 2009 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

On December 1, 1999, Titan, Adherent Technologies, and Dr. Allred reestablished the research and development parameters through which Adherent operates to advance the Registrant’s technology.  Adherent and Dr. Allred were granted a royalty ranging from 1%  to 5% on all proceeds received by the Company from any tire recycling plant and 50% of all proceeds received by the Company from any recycling plant for products other than tires.  In addition, Titan sold to Adherent (a company owned by Dr. Allred) 1,000,000 shares of its common stock for a consideration of $10,000.  Management believes that the continued relationship with Adherent is to Titan’s advantage and that the compensation given to Adherent and Dr. Allred is reasonable in light of the substantial advances that Adherent has made in the Company’s technology over the past 8 years.  It is hoped that the continued affiliation between the Company and Adherent will generate a continual stream of new applications for Titan’s technology in the future.

All developments relating to the technology will be owned by Titan subject to the Royalty Agreement with Ronald Allred described above.

Employees

The registrant has four full time employees, one of whom is paid $5,700 a month and each of the other three are paid $3,500 per month.

ITEM 2:       DESCRIPTION OF PROPERTY.

Titan has the exclusive right to use the TRTM-150 technology utilized in its TRTM-150 plants and the right to develop such technology for the recycling of plastics and other organic materials.  In addition, Titan owns a mobile research and development plant which has an estimated replacement value of approximately $500,000.  Since the plant was built for research and development purposes, all plant expenditures have been charged to operations.  It also owns certain office furniture having an estimated replacement value of approximately $12,000.  Management believes that its facility and equipment is adequate for the Registrant’s needs at the present and during the foreseeable future.

Titan leases approximately 2,150 square feet for its executive offices located at 3206 Candelaria, NE, Albuquerque, New Mexico on a month to month basis at a rent of $1,025 per month.  Titan’s Management believes that the executive offices now leased by it will be adequate for the Company’s business for the near future.

ITEM 3:           LEGAL PROCEEDINGS.

At the date of this report, there are no known legal proceedings pending or threatened against Titan or against any director or officer of the Registrant in their capacity as such.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2007.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:  The Company’s common stock is listed on the bulletin board under the symbol “TITT” and is traded over-the-counter.  The high and low bid prices for the Company’s common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

Quarter Ended	High	Low

Quarter ended September 30, 2005	$0.21	$0.10
Quarter ended December 31, 2005	$0.15	$0.06
Quarter ended March 31, 2006	$0.30	$0.10
Quarter ended June 30, 2006	$0.35	$0.18
Quarter ended September 30, 2006	$0.31	$0.26
Quarter ended December 31, 2006	$0.31	$0.17
Quarter ended March 31, 2007	$0.28	$0.18
Quarter ended June 30, 2007	$0.29	$0.20

Dividends:  The Company has never paid dividends and its earnings have not warranted  such payment.  However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At November 13, 2007, the Company had approximately 993 shareholders of record.

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

Assist the two existing licenses to start construction of their new plants, which will include a payment for licensing fee in order to provide the Company with working capital to support its on-going general and administrative expenses and cost of additional research and development.
Development of additional product and marketing information with respect to gasification and destructive distillation of coal..

As described under Item 1, the Company believes that due to the work that has been accomplished during the previous fiscal year, there may be one or two operating TRTM-150 plants in North America by the end of calendar 2008.

Financial Condition and Cash Requirements

The Company’s cash position decreased by $4,319  to $30,583 at July 31, 2007 from  $34,902 at July 31, 2006.  During fiscal 2007, the Company sold shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended.  In addition, 150,000  shares were issued for cash in the amount of  $15,000, subsequent to July 31, 2007.   The proceeds of these limited sales and the Company’s cash position will not be sufficient to cover anticipated expenses for the next twelve months.  If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or joint venture or similar arrangement) in order to continue with its business.  Based on prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available.  The Company has no significant debt.

The Company’s costs and expenses of operations were $303,945 during fiscal 2007, primarily resulting from the Company’s efforts to license a plant in the United States or Mexico and to conduct research and development for applications of new technology.  There was no income from operations during the 2007 fiscal year.  As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable were possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees.  These factors could change if licensing fees or a joint venture (or similar arrangement) materialize during such twelve month period.

Research and Development

          During the twelve months, the ability of the Company to conduct a significantamount of further research and development will depend upon receipt of licensing fees or research and development which may be funded through joint ventures (or similar arrangements) with other parties.  Accordingly, there can be no assurance that additional research and development will be conducted by the Company during the next twelve months.

ITEM 7:       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2007, and the results of its operations and its cash flows for the years ended July 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 24, 2007

Titan Technologies, Inc.
Balance Sheet
July 31, 2007

ASSETS

CURRENT ASSETS
Cash	$30,583
Prepaid expenses	2,525
Total current assets	33,108

PROPERTY AND EQUIPMENT - NET	53

OTHER ASSETS	25,609

$58,770

LIABILITIES AND STOCKHOLDERS' ( DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,007
Deferred revenue	470,000
Total current liabilities	471,007

STOCKHOLDERS' (DEFICIT)
Common stock, no par value; 50,000,000 shares authorized
45,996,839 shares issued, 45,979,839 shares outstanding	3,915,740
Treasury stock, 17,000 shares at cost	-
Accumulated (deficit)	(4,327,977)
(412,237)

$58,770

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Operations

	For the years ended July 31,
	2007	2006
REVENUE	$-	$-

COSTS AND EXPENSES
General and administrative	271,000	293,191
General and administrative non-cash stock compensation	24,308	-
Arbitration settlement	-	103,494
Outside services	8,530	30,860
Depreciation	107	107
	303,945	427,652

NET (LOSS) BEFORE INCOME TAXES	(303,945)	(427,652)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(303,945)	$(427,652)

PER SHARE INFORMATION
Weighted average common shares outstanding -
Basic and diluted	45,223,302	44,244,582

Net ( loss ) per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Cash Flows

	For the years ended
	July 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$(303,945)	$(427,652)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock compensation expense	24,308	-
Depreciation and amortization	107	107
(Increase) in prepaid expense	(2,525)	-
(Decrease) increase in accounts payable and accrued expenses	(18,764)	17,677
Increase in deferred revenue	150,000	320,000

Net cash (used in ) operating expenses	(150,819)	(89,868)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) in other assets	-	(25,000)

Net cash (used in) investing activities	-	(25,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock issuances for cash	146,500	93,600
Net cash provided by financing activities	146,500	93,600

Net (decrease) in cash	(4,319)	(21,268)

Beginning cash	34,902	56,170

Ending cash	$30,583	$34,902

Supplemental cash flow information:

Cash paid for interest expense	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended July 31, 2006 and 2007

	Common Stock		Treasury Stock			Total
	Number of		Number of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)

Balance, July 31, 2005	43,974,359	$3,651,332	17,000	-	$(3,596,380)	$54,952

Issuance of common stock for cash	757,179	93,600	-	-	-	93,600

Net ( Loss )	-	-	-	-	$(427,652)	$(427,652)

Balance, July 31, 2006	44,731,538	3,744,932	17,000	-	(4,024,032)	(279,100)

Issuance of common stock for cash	1,157,499	146,500	-	-	-	146,500

Issuance of common stock for services	90,802	24,308	-	-	-	24,308

Net ( Loss )	-	-	-	-	(303,945)	(303,945)

Balance, July 31, 2007	45,979,839	$3,915,740	17,000	$-	$(4,327,977)	$(412,237)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses.  For the years ended July 31, 2007 and 2006, the Company incurred research and development costs of $0.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123 (R) “Share-based Payment” (“SFAS No. 123R”). In December 2004, FASB issued SFAS No. 123(R), and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that began on August 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements. The Company had no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values of cash and accounts payable and accrued expenses were assumed to approximate carrying values because they are short term in nature, their carrying amounts approximate fair values, or they are payable on demand.

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

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

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006. Management does not believe the implementation of this statement has had a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS 156 – “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends SFAS 140 - “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

Titan Technologies, Inc.
Notes to Financial Statements
 July 31, 2007

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

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006.  Management does not believe the implementation of this statement has had a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.

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
July 31, 2007

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

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2007 and 2006, the Company incurred net (losses) of $(303,945) and $(427,652), respectively. At July 31, 2007, the Company had a working capital deficit of ($437,899) and stockholders’ deficit of $(412,237). In addition, the Company has not been able to generate significant operating revenues through the licensing of its proprietary technologies.

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

Note 3.  LICENSE AGREEMENTS

On April 2, 2004 and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in the Republic of Mexico (“Mexico”). During the year ended July 31, 2005, the Company received a non-refundable deposit of $180,000, which was originally recorded as deferred revenue. Under the terms of the agreement, the Company was to receive a payment of $500,000.  $300,000 was to be credited to licensing fees, ($100,000 for each of the three initial recycling plants), and the remaining $200,000 for an exclusive right to license the Titan technology in Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holding, Ltd. ("PPT"), in this amount.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years, commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for the first plant in Nuevo Laredo, and has secured sufficient financing to commence construction of the plant. PPT has engaged engineers and architects to start the process of obtaining the building permit. The Agreement also calls for a $200,000 payment for the exclusive right for PPT to conduct business related to the Titan technology, in Mexico.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 has been received during the fiscal year ended July 31, 2007.  Since construction has not yet commenced, the entire deposit is presented as deferred revenue at July 31, 2006 and July 31, 2007.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at July 31, 2007.

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at July 31, 2007. The licensing fee agreement provides for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using the Titan technology, upon reaching full capacity.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

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

On May 17, 2005, the Company signed an exclusive License Agreement for North, Central and South America with three individuals who subsequently formed GST, LLC ("GST") for the financing and construction of an initial 20 plants.  Soon after signing the agreement a dispute arose as to whether the lapse of Titan's patent for the liquid feed system that was subsequently replaced by a new patent constituted a breach of the Agreement and whether that provided GST the basis to fail to perform its obligations under the License Agreement.  Titan took the position that GST misrepresented its ability or willingness to perform its obligations under the License Agreement which constituted a breach of the agreement upon its signing.  Titan terminated the License Agreement on August, 22, 2005.

On December 12, 2005, GST filed a Demand for Arbitration, claiming that Titan allowing the lapse of one of its patents constituted a breach of the License Agreement and caused GST damages.  Titan answered that its filing of a provisional patent in August 2005, that included the input system, constituted both a cure of the breach, if any, and an improvement of Titan's Technology.  Titan also claimed that GST's inability to perform was the real reason for the failure of the License Agreement and not any action by Titan.  The arbitration was settled on May 18, 2006, by each party releasing the other, a termination of the GST License Agreement effective as of May 17, 2006 and Titan paying the costs incurred by GST to that date in the amount of $103,494.

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

No amounts were paid to Adherent for the years ended July 31, 2006 and 2007.

Note 5.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended July 31, 2007 the Company issued 1,157,499 shares of common stock at $0.10 to $ 0.15 per share, for total cash proceeds of  $146,500.  In addition, 90,802 shares were issued for services at $0.26 and $0.30 per share, the fair market value of the Company's stock on the date of issue, resulting in non-cash stock compensation in the amount of $24,308.
.
During the year ended July 31, 2006, the Company issued 757,179 shares of common stock at $0.08 to $0.15 per share,  for total cash proceeds of  $93,600.

Treasury stock, consisting of 17,000 shares of common stock, was reserved for future issuances to shareholders of the Company who had not exchanged their shares in the previous entity for shares in the Company.  No shares of treasury stock were issued during the years ended July 31, 2007 or 2006.

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe.  Under a settlement agreement, the 3,000,000 shares of the Company’s common stock were to be transferred back to the Company in exchange for return its 28.5% interest in ESA.  During the year ended July 31, 2004 the Company retired a certificate related to this settlement agreement for 1,200,000 shares.  The Company is seeking return of the remaining 1,800,000 shares of common stock.  Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2007 and 2006.  Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,350,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted.  All options outstanding at July 31, 2007 were granted to employees or directors and expire in the year ending July 31, 2015.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

Summarized information relative to the Company’s stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2005	1,350,000		$0.12
Granted	-		-
Exercised	-		-
Forfeited	-		-
Outstanding at July 31, 2006	1,350,000		0.12
Granted	-		-
Exercised	-		-
Forfeited	-
Outstanding at July 31, 2007	1,350,000	$	. 0.12

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

The types of temporary differences between the tax bases of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$4,203,000	$1,638,000
Research and development credit	9,000	4,000
	$4,212,000	$1,642,000

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2007

At July 31, 2007, the Company has loss carryforwards of approximately $4,212,000, which can be used to reduce future taxable income and will expire throughout 2008 to 2027.  In addition, the Company has a research credit of $9,000 available to offset income tax liabilities through 2022.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2007 was ($118,000).

Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services and to serve as Secretary of the Company for a monthly fee of $1,500.  Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2007 and 2006, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost.  The amount received under this agreement for the year ended July 31, 2007 was $28,020.  The Company has netted these amounts against payroll expense.

During the year ended July 31, 2006, the Company incurred finder’s fees in the aggregate amount of $25,000, to an affiliated individual and an entity which he controls, for the purpose of obtaining construction financing for the plants to be build per the license agreement discussed in Note 3, above. As of July 31, 2007, this amount has been paid in full.

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

Note 10.  SUBSEQUENT EVENTS

Subsequent to July 31, 2007 the Company issued 564,938 shares of common stock for cash of $56,494.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers".  All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

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

Item 14. Principal Accountants Fees and Services

Audit Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Stark Winter Schenkein & Co., LLP, the Company’s principal accountants, for the Company annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by Stark Winter Schenkein in connection with statutory and regulatory filings or engagements was $18,910 in fiscal 2006 and $18,590 in fiscal 2006.

Audit Related Fees:

The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Stark Winter Schenkein that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(3)of Schedule 14A was $0 in fiscal 2006 and $0 in fiscal 2007.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Steve Estrada, CPA for tax compliance, tax advice, and tax planning was $15,073 in fiscal 2006 and $15,378 in 2007.

All Other Fees:
The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Stark Winter Schenkein, other than services reported in Item 9(e) of Schedule 14A, was $0 in fiscal 2006 and $0 in fiscal 2007.

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

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2007, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2007.  ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT.  ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer,
Chief Operating Officer and Director
Date: November 13, 2007

By: /s/ Robert Simon
Robert Simon, Secretary
Date: November 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, Director
Date: November 13, 2007

By: /s/ Dr. Ronald E. Allred
Dr. Ronald E. Allred, Director
Date: November 13, 2007

By: /s/ Dana Finley
Dana Finley, Director
Date: November 13, 2007