Form 10QSB
period 2007-10-31
TITAN TECHNOLOGIES INC
filed 2007-12-14
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   No par common  46,627,777.

Transitional Small Business Format (Check One): Yes [] No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
BALANCE SHEET
October 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$10,053

Property and Equipment, at cost
Furniture and fixtures	3,077
Machinery	7,706
10,783
Less accumulated depreciation	(10,756)
Net property and equipment	27

Other Assets
Deposits	25,000
Other	609
25,609

$35,689

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$6,492
Other accrued liabilities	4,085
Deferred revenue	470,000
Total Current Liabilities	480,577

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
46,294,777 shares issued, 46,277,777 shares outstanding	3,947,234
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,392,122)
(444,888)

$35,689

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended October 31, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUES	$-	$-
	.
COSTS AND EXPENSES
General and administrative	64,119	53,662
Outside services	-	6,145
Stock compensation	-	24,309
Depreciation	26	26
	64,145	84,142

(Loss) from operations	(64,145)	(84,142)

Provision for income taxes	-	-
Net (loss)	$(64,145)	$(84,142)

Weighted average common shares outstanding -
Basic and diluted	46,088,325	44,848,576

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Three Months Ended October 31, 2007 and 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(52,024)	$26,832

Cash flows from Investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	31,494	28,000
Net cash provided by financing activities	31,494	28,000

Net (decrease) increase in cash	(20,530)	54,832

Cash at beginning of period	30,583	34,902

Cash at end of period	$10,053	$89,734

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2007
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended July 31, 2007.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2007 the Company incurred a net loss of $64,145 and had working capital and stockholders' deficits of $470,524 and $444,888, respectively, at October 31, 2007. In addition, the Company has no revenue producing operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2007
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. Stockholders' (Deficit)

During the three months ended October 31, 2007 the Company sold 314,938 shares of common stock for cash proceeds aggregating $31,494.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options.  The options vest on the date granted.  All options outstanding at October 21, 2007 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2007	1,350,000	$ 0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at October 31, 2007	1,350,000	0.12

Note 5.  Licensing Agreements

On April 2, 2004 and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in Mexico. During the year ended July 31, 2005 the Company received a non-refundable deposit of $180,000, which was originally recorded as deferred revenue. Under the terms of the agreement, the Company was to receive a payment of $500,000.  $300,000 was to be credited to licensing fees, ($100,000 for each of the three initial recycling plants), and the remaining $200,000 for an exclusive right to license the Titan technology in Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holding, Ltd. ("PPT"), in this amount.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2007
(Unaudited)

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years, commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for the first plant in Nuevo Laredo, and has secured sufficient financing to commence construction of the plant. PPT has engaged engineers and architects to start the process of obtaining the building permit. The Agreement also calls for a $200,000 payment for the exclusive right for PPT to conduct business related to the Titan technology in Mexico, which had been previously received as stated above.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Since construction has not yet commenced, the entire deposit is presented as deferred revenue at October 31, 2007

The Mexican License further provides that Licensee will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached.  Failure by PPT to make the required payments or commence construction of the first three plants by the designated dates, could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all monies paid to date by PPT and its predecessor.

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at October 31, 2007.

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at October 31, 2007. The licensing fee agreement provides for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using the Titan technology, upon reaching full capacity.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2007
(Unaudited)

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

Note 6.  Subsequent Events

Subsequent to October 31, 2007 the Company issued 350,000 shares of common stock for cash proceeds of  $35,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expense increased $10,457 to $64,119 for the three months ended October 31, 2007 compared to the three months ended October 31, 2006, primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expense decreased $6,145 to zero for the three months ended October 31, 2007 compared to the three months ended October 31, 2006.

As a result of activities of management, stock compensation expense decreased $24,309 to zero during the three months ended October 31, 2007 compared to the three months ended  October 31, 2007.

 Financial Condition

The Company's liquidity decreased in the three months ended October 31, 2007 as cash decreased $20,530 since July 31, 2007.  Operations used $52,024 compared to the same period of the prior year in which operations provided $26,832.  Proceeds from the sale of common stock were $31,494 during the three months ended October 31, 2007 compared to $28,000 for the same period in 2006.

Future financing activities of the Company include primarily the sale of common stock.  The Company does not solicit purchasers of its common stock but believes past experience demonstrates that there will be sufficient unsolicited purchases of common stock to sustain the Company's cash flow needs, especially in light of the expected revenue form licensing activities in the future.

Titan Technologies, Inc.
Notes to Financial Statements
October 31, 2007
(Unaudited)

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

As of the end of the period covered by this report, Company's management, with the participation of its principal executive and financial officer, performed an evaluation of the effectiveness of the design and operation of these disclosures controls and procedures. The principal executive and financial officer have concluded that such disclosure controls and procedures are effective in ensuring that required information is disclosed in the Company's reports.

(b)  Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

During the three months ended October 31, 2007 the Company sold common stock to seven investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/04/07	150,000	$15,000
9/24/07	43,938	4,394
10/15/07	6,000	600
10/17/07	5,000	500
10/22/07	40,000	4,000
10/25/07	70,000	7,000

	314,938	$ 31,494

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

TITAN TECHNOLOGIES, INC.

Date: December 14, 2007	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer