Form 10QSB
period 2008-01-31
TITAN TECHNOLOGIES INC
filed 2008-03-11
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]  QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended    January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  March 11, 2008 No par common 47,617,777.

Transitional Small Business Format (Check One): Yes []   No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
BALANCE SHEET
January 31, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash	$33,995

Other Assets
Deposits	25,000
Other	609
25,609

$59,604

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$3,924
Other accrued liabilities	1,215
Deferred revenue	470,000
Total Current Liabilities	475,139

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
47,334,777 shares issued, 47,317,777 shares outstanding	4,057,234
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,472,769)
(415,535)

$59,604

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended January 31, 2008 and 2007
(UNAUDITED)

	2008	2007
REVENUES	$-	$-
	.
COSTS AND EXPENSES
General and administrative	76,339	83,561
Outside services	4,281	5,684
Depreciation	27	27
	80,647	89,272

(Loss) from operations	(80,647)	(89,272)

Provision for income taxes	-	-
Net (loss)	$(80,647)	$(89,272)

Weighted average common shares outstanding -
Basic and diluted	46,836,473	45,098,861

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Six Months Ended January 31, 2008 and 2007
(UNAUDITED)

	2008	2007
REVENUES	$-	$-
	.
COSTS AND EXPENSES
General and administrative	140,458	137,223
Outside services	4,281	11,829
Stock compensation	-	24,309
Depreciation	53	53
	144,792	173,414

(Loss) from operations	(144,792)	(173,414)

Provision for income taxes	-	-
Net (loss)	$(144,792)	$(173,414)

Weighted average common shares outstanding -
Basic and diluted	46,462,399	44,973,719

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Six Months Ended January 31, 2008 and 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net cash (used in) operating activities	$(138,082)	$(37,219)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	141,494	71,000
Net cash provided by financing activities	141,494	71,000

Net increase in cash	3,412	33,781

Cash at beginning of period	30,583	34,902

Cash at end of period	$33,995	$68,683

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2008
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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2008 the Company incurred a net loss of $144,792 and had working capital and stockholders' deficits of $441,144 and $415,535, respectively, at January 31, 2008. In addition, the Company has no revenue producing operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2008
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. Stockholders' (Deficit)

During the six months ended January 31, 2008 the Company sold 1,354,938 shares of common stock for cash proceeds aggregating $141,494.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options.  The options vest on the date granted. All options outstanding at January 31, 2008 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2007	1,350,000	$ 0.12
Granted	-	-
Exercised	300,000	0.12
Forfeited	-	-
Outstanding at January 31, 2008	1,050,000	0.12

Note 5.  Licensing Agreements

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

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2008
(Unaudited)

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years, commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for its first plant in Nuevo Laredo, Mexico, and has secured sufficient financing to commence construction of the plant. PPT has obtained the building permit for the first plant, but has not secured sufficient financing to commence construction.  Upon commencement of the construction of the first plant PPT will become obligated to pay Titan an initial installment of $300,000 of the remaining $900,000 for the license fee for the first plant.  The Agreement also calls for a $200,000 payment for the exclusive license, for PPT to utilize Titan's tire recycling technology in Mexico, which amount has been previously received, as stated above.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Since construction has not yet commenced, the entire deposit is presented as deferred revenue at January 31, 2008.

The Mexican License further provides that Licensee will pay Titan royalty payments equal to $4.00 per ton of tires processed in the recycling plants in Mexico after full capacity is reached.  Failure by PPT to make the required royalty payments for first three plants could result in Titan terminating the License Agreement and loss of the exclusive license for Mexico and all monies paid to date by PPT and its predecessor.

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at January 31, 2008.

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at January 31, 2008. The licensing fee agreement provided for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using Titan technology, upon reaching full capacity.

Titan Technologies, Inc.
Notes to Financial Statements
January 31, 2008
(Unaudited)

On December 12, 2007, the Company and Ally entered into a Second Amendment to License Agreement that modified the original License Agreement in the following respects:

    1.   The Territory was expended from the four states to the entire United States.

    2.   The license fee of $1,600,000 and the royalty payment of 1.5% of all products produced was amended to a Ten (10%) percent membership interest in each of the single purpose entities formed to own and operate each plant beyond the first plant (the second and each subsequent plant).

    3.   The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later that December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant.

    4.  The termination of the Exclusive License was  also modified to provide that the exclusive license for the U.S. will terminate if Ally should fail to commence to obtain a permit and prepare a feasibility study for the next plant within twelve (12) months after the previous plan has reached full capacity.

Also on December 12, 2007, the Registrant and Ally Investment entered into a Memorandum of Understanding regarding Plastics Scrap, including but not limited to the following terms:

1.	The grant of an exclusive license for Titan's Technology and patents for the recycling of scrap electronics throughout the United States.

2.
A license fee of $500,000 each to the Registrant and Adherent Technologies, upon Ally securing sufficient funding and government approvals to commence construction of the first plastics recycling plant.

3.	The grant to the Registrant of a Ten (10%) percent ownership in each entity established to own and operate a plastics recycling plant anywhere in the U.S.

4.	A research and development time table for testing a sample of constituent materials and development of a plastics recycling plant in the U.S.

5.	A commitment by Ally to fund and commence construction of the first plastics recycling plant in the U.S. within four years after delivery of the first sample of test material by Ally to Titan.

Note 6.  Related Party Transactions

In December 2007, an employee advanced $5,000 to the Company.  The advance was due on demand, non-interest bearing and was repaid in January 2008.

Note 7.  Subsequent Events

Subsequent to January 31, 2008, a director acquired 300,000 shares of common stock for cash proceeds of $36,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expense decreased $7,222 to $76,339 for the three months ended January 31, 2008 compared to the three months ended January 31, 2007, primarily due to the decrease in legal and accounting.

As a result of activities of management, outside services expense decreased $7,548 to $4,281 for the six months ended January 31, 2008 compared to the six months ended January 31, 2007.

As a result of activities by management, general and administrative expense increased $3,235 to $140,458 for the six months ended January 31, 2008 compared to the six months ended January 31, 2007, primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expense decreased $1,403 to $4,281 for the three months ended January 31, 2008 compared to the three months ended January 31, 2007.

As a result of activities of management, stock compensation expense decreased $24,309 to zero during the six months ended January 31, 2008 compared to the six months ended January 31, 2007.

 Financial Condition

The Company's liquidity increased in the six months ended January 31, 2008 as cash increased $3,412 since July 31, 2007.  Operations used $138,082 compared to the same period of the prior year in which operations used $37,219.  Proceeds from the sale of common stock were $141,494 during the six months ended January 31, 2008 compared to $71,000 for the same period in 2007.

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

Reduce operating and administrative expenses, and issue stock and notes payable, where possible for payment of expenses.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

During the six months ended January 31, 2008, the Company sold common stock to seventeen investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received
9/04/07	150,000	$15,000
9/24/07	43,938	4,394
10/15/07	6,000	600
10/17/07	5,000	500
10/22/07	40,000	4,000
10/25/07	70,000	7,000
11/05/07	250,000	25,000
12/03/07	100,000	10,000
12/07/07	70,000	7,000
12/12/07	20,000	2,000
12/18/07	25,000	2,500
12/14/07	25,000	2,500
12/18/07	250,000	25,000
1/14/08	300,000	36,000

	1,354,938	$141,494

We relied on Section 4(2) of the Securities Act of 1933 for exemption from the registration requirements of the Securities Act.  Each investor was furnished with information concerning our formation and operations, and had the opportunity to verify the information supplied and ask questions of Management.  Additionally, we obtained a representation from each of the acquiring persons representing their intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.  Each of the certificates representing the common stock carries a legend restricting transfer of the securities represented.

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

10.24 Second Amendment to License Agreement dated December 12, 2007, between the Registrant and Ally Investments, LLP, a Texas limited liability partnership

10.25 Memorandum of Understanding related to Scrap Electronics dated December 12, 2007 between the Registrant and Ally Investments, LLP a Texas limited liability partnership

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

Date: March 11, 2008	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer