Form 10QSB
period 2008-04-30
TITAN TECHNOLOGIES INC
filed 2008-06-16
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[XX]   QUARTERLY REPORT UNDER SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer (1) filed all reports required to be filed by section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]        No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]       No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes[ ]       No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 12, 2008 No par common 47,999,277.

Transitional Small Business Format (Check One):  Yes [ ]              No     [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
BALANCE SHEET
April 30, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash	$15,577
Prepaid Expense	2,525
Total Current Assets	18,102
Other Assets
Deposits	25,000
Other	609
Total Other Assets	25,609

$43,711

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$2,193
Other accrued liabilities	483
Deferred revenue	470,000
Total Current Liabilities	472,676

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
47,826,277 shares issued, 47,809,277 shares outstanding	4,113,014
Treasury stock, 17,000 shares, at cost	-
Accumulated (deficit)	(4,541,979)
(428,965)

$43,711

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended April 30, 2008 and 2007
(UNAUDITED)

	2008	2007
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	68,785	60,246
Outside services	425	1,595
Depreciation	-	27
	69,210	61,868

(Loss) from operations	(69,210)	(61,868)

Provision for income taxes	-	-
Net (loss)	$(69,210)	$(61,868)

Weighted average common shares outstanding -
Basic and diluted	47,602,816	45,367,339

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Nine Months Ended April 30, 2008 and 2007
(UNAUDITED)

	2008	2007
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	209,243	197,469
Outside services	4,706	13,424
Stock compensation	-	24,309
Depreciation	53	80
	214,002	235,282

(Loss) from operations	(214,002)	(235,282)

Provision for income taxes	-	-
Net (loss)	$(214,002)	$(235,282)

Weighted average common shares outstanding -
Basic and diluted	46,836,988	45,102,042

Basic and diluted (loss) per common share	$(0.00)	$(0.01)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Nine Months Ended April 30, 2008 and 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net cash (used in) operating activities	$(212,280)	$(79,374)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	197,274	71,000
Net cash provided by financing activities	197,274	71,000

Net (decrease) in cash	(15,006)	(8,374)

Cash at beginning of period	30,583	34,902

Cash at end of period	$15,577	$26,528

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2008
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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2008 the Company incurred a net loss of $214,002 and had working capital and stockholders' deficits of $454,574 and $428,965, respectively, at April 30, 2008. In addition, the Company has no revenue producing operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2008
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. Stockholders' (Deficit)

During the nine months ended April 30, 2008 the Company sold 1,846,438 shares of common stock for cash proceeds aggregating $197,274.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options.  The options vest on the date granted. All options outstanding at April 30, 2008 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 31, 2007	1,350,000	$0.12
Granted	-	-
Exercised	(300,000)	0.12
Forfeited	-	-
Outstanding at April 30, 2008	1,050,000	$0.12

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
April 30, 2008
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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Since construction has not yet commenced, the entire deposit is presented as deferred revenue at April 30, 2008.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at April 30, 2008.
Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investment, LLP (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at April 30, 2008. The licensing fee agreement provided for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using Titan technology, upon reaching full capacity.

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2008
(Unaudited)

On December 12, 2007, the Company and Ally entered into a Second Amendment to License Agreement that modified the original License Agreement in the following respects:

1.	The Territory was expanded from the four states to the entire United States.

2.	The license fee of $1,600,000 and the royalty payment of 1.5% of all products produced was amended to a Ten (10%) percent membership interest in each of the single purpose entities formed to own and operate each plant beyond the first plant (the second and each subsequent plant).

3.	The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later that December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant. As of April 30, 2008 construction had not commenced.

4.	The termination of the Exclusive License was also modified to provide that the exclusive license for the U.S. will terminate if Ally should fail to commence to obtain a permit and prepare a feasibility study for the next plant within twelve (12) months after the previous plant has reached full capacity.

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

Titan Technologies, Inc.
Notes to Financial Statements
April 30, 2008
(Unaudited)

Note 6.  Related Party Transactions

In December 2007, an employee advanced $5,000 to the Company.  The advance was due on demand, non-interest bearing and was repaid in January 2008.

Note 7.  Subsequent Events

Subsequent to April 30, 2008, The Company sold 190,000 shares of common stock for cash proceeds of $19,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

As a result of activities by management, general and administrative expense increased $8,539 to $68,785 for the three months ended April 30, 2008 compared to the three months ended April 30, 2007, primarily due to the increase in travel, rent and salaries.

As a result of activities by management, general and administrative expense increased $11,774 to $209,243 for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007, primarily due to the increase in legal and accounting.

As a result of activities of management, outside services expense decreased $1,170 to $425 for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.

As a result of activities of management, outside services expense decreased $8,718 to $4,706 for the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.

As a result of activities of management, stock compensation expense decreased $24,309 to zero during the nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.

 Financial Condition

The Company's liquidity decreased in the nine months ended April 30, 2008 as cash decreased $15,006 since July 31, 2007.  Operations used $212,280 compared to the same period of the prior year in which operations used $79 374.  Proceeds from the sale of common stock were $197,274 during the nine months ended April 30, 2008 compared to $71,000 for the same period in 2007.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

During the nine months ended April 30, 2008, the Company sold common stock to seventeen investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/04/07	150,000	$15,000
9/24/07	43,938	4,394
10/15/07	6,000	600
10/17/07	5,000	500
10/22/07	40,000	4,000
10/25/07	70,000	7,000
11/05/07	250,000	25,000
12/03/07	100,000	10,000
12/07/07	70,000	7,000
12/12/07	20,000	2,000
12/18/07	25,000	2,500
12/14/07	25,000	2,500
12/18/07	250,000	25,000
1/14/08	300,000	36,000
2/15/08	300,000	36,000
4/01/08	31,500	3,780
4/11/08	60,000	6,000
4/19/08	100,000	10,000
	1,846 ,438	$197,274

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

The following exhibit was filed as an exhibit to Registrant's Current Report onForm 8-K dated December 21, 2007.

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

TITAN TECHNOLOGIES, INC.

Date: June 16, 2008	By:	/s/ /s/ Ronald L. Wilder, President
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.