Form 10KSB
period 2008-07-31
TITAN TECHNOLOGIES INC
filed 2008-11-14
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of  November 14, 2008:  $5,384,046.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III – Items 9, 10, 11 and 12 – Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 22, 2008, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2008.

PART  I

Unless otherwise indicated, “The Company”, the “Registrant”, and “Titan” are used in this report to refer to the business of Titan Technologies, Incorporated.

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

Currently, two licensees are actively pursuing the construction of plants, PPT Holdings, Ltd., a Texas limited partnership, is building a recycling facility in Nuevo Laredo, Tamaulipas, Mexico and Ally Investment, L.L.C. (“Ally”) is building a facility in Port Arthur, Texas.  Both of the licensees are in the financing and design state.  Both licensees have completed all or most of the governmental approvals necessary and have acquired the land for their recycling plants.  It is anticipated that each licensee will complete its process of financing in the near future and commence construction of each of their plants during fiscal 2009, at which time initial license fees will become due to Titan.

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

Business Development

Management contemplates that all future plants constructed and operated outside the U.S. pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant see (“General” below, page 8). In order to promote continued development of its tire recycling technology (and other technologies); Titan will retain the flexibility to modify terms of its licensing agreement as it deems necessary.  Titan plans to remain actively involved in construction and operation of future plants on a consultative basis, in addition to receiving licensing fees.  As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.  For example, Titan holds a 7% equity ownership in PPT Holdings, Ltd., the licensee of the Mexican plants.  In addition, in December 2007, the Company agreed to take a 10% interest in each future plant built by Ally in the U.S. in exchange for any future franchise fees and royalty fees payable to Titan after the first plant.

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

The next step of the Titan technology utilizes thermolysis (together with a proprietary catalyst) to recycle tires and other scrap material.  Thermolysis is a process which breaks down its raw material feed into basic products through a combination of elevated temperature and other components, including absence of oxygen and use of a proprietary catalyst.  In the case of the Company’s proprietary tire recycling technology, destructive distillation is accomplished at lower temperatures than are normally associated with conventional pyrolysis techniques for recycling. Titan’s process is referred to as a “tertiary” process because it reduces the tire feed to its primary raw components, which consist are primarily oil, steel and carbon black.  As mentioned, the Titan technology uses a proprietary reactor catalyst in connection with the thermolysis process.  The lower temperature allows recovery of these components in marketable form.  Titan also holds process patents covering the feed and discharge components of its system, which it believes represent an advancement over conventional pyrolysis equipment.  Although not trademarked, the Titan tire recycling technology is often referred to informally as “TRTM-150” technology.

In addition to its relatively low operating temperatures, the Company considers its technology to be environmentally friendly because the TRTM-150 process is a closed system and the only emissions are exhaust gases in the form of clean-burning fuels (most of which are generated and re-used in the process itself) and a small amount of dirt and ash which is environmentally suitable for normal landfills.  In fact, non-condensable gases recovered during the TRTM-150 process provide sufficient fuel to generate the required heat for further thermolysis.

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

The Phase III design will be used for future plants.  To the best of the Company’s knowledge there are no commercial tire recycling plants operating today that are comparable to Titan’s Phase III design.  Although the engineering principles utilized in Titan’s processing sequences are considered to be state-of-the-art for existing processing plants, it is not possible to patent Titan’s overall design concept because certain elements include existing technologies and equipment.

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

Oil

Management believes that Titan has established a legitimate potential to become a major player in the fields of oil production from recycling and alternative energy production.  The oil produced, using TRTM-150 technology, is low in sulfur content and viscosity (it flows readily at room temperature) and contains a high percentage of “fuel” oils which are attractive for direct feed (without blending) into refineries.  Accordingly, the oil is readily marketable at prices comparable to light, sweet crude oil. At the current price of $65/bbl for crude, one year’s estimated production of 165,000 bbls of oil will yield approximately $10,725,000.  Current publicly available information indicates that more than 250 million tires are being disposed of annually in the United States, which represents a potential supply of about 9 million barrels of recoverable oil per year.

Steel

The scrap steel recovered using TRTM-150 technology is good quality carbon-steel used in manufacturing tires and is also readily marketable, except for having been shredded it is essentially the same steel wire which was incorporated into the original manufacture of tires.  Although the quantity recovered in a 150 ton per day plant is relatively minor, it nevertheless represents about $1,452,000 at $200.00 ton/year in revenue recovered at minimal cost.

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

Review of 2008

General:

During the fiscal year ended July 31, 2008, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries.  Several inquiries have resulted in serious discussions, the signing of License Agreements, some of which are continuing to date.

On August 23, 2006 Titan signed a Licensing Agreement with Ally Investments, LLC a Texas Limited Liability Partnership, located in Port Arthur, Texas (Ally) for a 300 ton/day plant to be located in Port Arthur, Texas.  On August 23, 2006, Ally paid an initial non-refundable deposit of $100,000 for the exclusive right to construct plants in Mississippi, Texas, Oklahoma and Louisiana.  The $100,000 will be applied to the Licensing fee for Ally’s first plant.  The License Agreement with Ally contained requirements for construction commencement of its initial plant in Port Arthur, Texas by March, 2007 and commencement of additional plants at approximately one year intervals after completion of the first plant, up to a total of 4 plants.  Ally engaged Lockwood Greene to obtain an air permit from the State of Texas for its first proposed plant in Port Arthur through its wholly owned subsidiary. The License Agreement with Ally Investments, LLC “Ally”) was amended on February 23, 2007 by mutual agreement to allow Ally until such time as Ally obtains financing and obtains governmental approval for its initial plant in Port Arthur, Texas.  Ally obtained a permit to build from the State of Texas Commission on Environmental Quality in August 2007.

On December 12, 2007, Ally Investments, LLC (“Ally”) and the Company entered into a Second Amendment of their Franchise Agreement which eliminated any deadline for commencing the construction of Ally’s first Plant in Port Arthur, Texas, but retained requirement that a new plant be commenced within 12 months after the commencement of the first and each subsequent plant.

The Amendment also provided, among other terms, that in exchange for Titan’s eliminating its initial franchise fee of $1.6 Million and its royalty fees on all subsequent plants and enlarging the territory of Ally’s license to include the entire United States, Ally would give Titan a Ten (10%) percent membership or equity interest in each subsequent plant built by Ally in the U.S.  In addition, on December 12, 2007 Ally and the Company executed a Memorandum of Understanding related to a joint venture to develop Titan’s technology for use in recycling scrap electronics.  Since December 2007, Ally has been working to secure financing for one or more of its proposed plants.  As of October 27, 2008 even though delayed by two recent hurricanes that required  mandatory evacuation of Port Arthur, Texas and the recent financial crisis, Ally reports that it has commitments for $15 Million of financing and three other financing sources currently evaluating an equity investment and that Ally remains confident that it will be able to finalize funding for its first Plant within the coming weeks.

The Second Amendment to the Ally Franchise Agreement and the Memorandum of Understanding were attached to the Registrant’s current report on Form 8-K filed December 21, 2007.

Over the last four years, Titan Technologies, Inc. has received cumulative non-refundable deposits aggregating $550,000 as payment for three TRTM–150 plants in Mexico and the exclusive right to use Titan’s TRTM-150 technology in Mexico from International Tire Recycling and, its successor, PPT Holdings Ltd, a Texas Limited Liability Company (“PPT”) located in Laredo, Texas. The latest payment of $50,000 was received from PPT in October 2008 and was subject to a consulting fee of $20,000 payable to Edmundo Peredo, of which $5,000 was paid in October 2008.

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

Upon receipt of sufficient revenue, or a financial partner, Titan plans to develop and test its recycling technology for other hydrocarbon based materials, such as  electronic scrap and plastics and high sulfur coal.  These efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of tire recycling plants based upon Titan’s technology.

Outlook

During the fiscal year ending July 31, 2009, the Company’s efforts will continue to be directed toward development of new licenses and operations in the Americans, outside the U. S., Mexico and European and Asian markets.

           Although the Company continues to have contact with a number of interestedprospective licenses, it believes that as soon as a plant is built and operating inTexas or Mexico that demonstrates the economic and technical viability of its tire recycling technology that it will be far easier to license its technology on for more favorable terms in the rest of the world outside the U. S. and Mexico.

Titan believes that its technologies offer an environmentally sound and commercially viable solution for dealing with significant worldwide waste disposal problems, which appear to be continuing to growing at an ever-increasing rate.  For example, it is estimated that more than 3 million tons of tires are now in U. S. waste disposal facilities.

    Similarly, Titan and Adherent intend to continue research with respect to electronic waste, which contains a large amount of non-biodegradable plastic waste.  Preliminary research indicates that these can be converted into marketable hydrocarbon products through the Titan process. In addition, electronic scrap typically contains several metals (including precious metals) which Titan believes can be recovered and marketed on a commercial basis based upon research and development work performed to date.  Although additional research and development work must be performed in order to confirm commercial viability of the electronic scrap and auto fluff technologies, Titan and Adherent are encouraged by the results achieved to date and intend to continue research with the objective of establishing commercial processes in these technologies provided funding for such research is available.

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

Titan believes that fiscal 2009 will be a more successful year than fiscal 2008  based on the assumption that one or both of Ally or PPT will commence construction of a plant utilizing Titan’s TRTM-150 technology.

Titan received an additional partial payment of PPT Holdings, Ltd.’s franchise fee of $50,000 in October 2008.  Said $50,000 is subject to a $20,000 consulting fee due Edmundo Peredo, a principal and control person affiliated with PPT Holdings, Ltd.  $5,000 of which was paid in October 2008.

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

Although not checked on during the last year, the following companies have attempted, or are attempting, to develop commercially sized tire pyrolysis plants:

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

•	Other companies such as Petra Group’s Green Rubber Global haveindicated an interest in locating a tire recycling plant in Gallup, NM.

The Company believes that burning tires as a substitute fuel, provides only marginal savings for the user and that their use in asphalt paving has yet to be proven viable or to meet the expectations that it will substantially extend asphalt service life.  At present, these two industries consume less than twelve percent of the waste tires discarded in the United States each year.

The only technology comparable to Titan’s continuous process is pyrolysis process, which operates at much higher temperatures and on a “batch” basis.  Such pyrolytic facilities currently exist in Japan, Taiwan, Germany and possibly South Africa.  However, they are believed to rely on government subsidies because they involve significant capital outlays and operating costs and are unable to handle any significant tonnage of scrap tire rubber.

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

Plastics

The Company believes that its plastic recycling technology (developed with the assistance of Adherent Technologies) is ready for commercial implementation.  Titan’s objective is to establish a plastics recycling plant at some location in the United States, either on the east or the west coast near a major metropolitan area.  No specific location has yet been selected and funding for an initial plant has not yet been arranged.  Titan believes that there is a reasonable possibility that a site could be selected during fiscal 2009 or 2010 and financing arranged for the construction of an initial plant, either involving Titan as a participant or through a license or joint venture arrangement with others.

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

Employees

The registrant has four full time employees, one of which is paid $5700 a month and each of the other three are paid $3500 per month.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2008.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:  The Company’s common stock is listed on the bulletin board under the symbol “TITT” and is traded over-the-counter.  The high and low bid prices for the Company’s common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

Quarter Ended	High	Low

Quarter ended September 30, 2006	$0.30	$0.10
Quarter ended December 31, 2006	$0.35	$0.18
Quarter ended March 31, 2007	$0.26	$0.19
Quarter ended June 30, 2007	$0.26	$0.15
Quarter ended September 30, 2007	$0.21	$0.17
Quarter ended December 31, 2007	$0.21	$0.17
Quarter ended March 31, 2008	$0.21	$0.17
Quarter ended June 30, 2008	$0.20	$0.15

Dividends:  The Company has never paid dividends and its earnings have not warranted  such payment.  However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At October 27, 2008, the Company had approximately   933 shareholders of record.

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

•	Development of additional product and marketing information with respect to gasification and destructive distillation of coal.

As described under Item 1, the Company believes that due to the work that has been accomplished during the previous fiscal year, there may be one or two operating TRTM-150 plants in North America by the end of calendar 2009.

Financial Condition and Cash Requirements

The Company’s cash position decreased by $26,122 to $ 4,461 at July 31, 2008 from $30,583 at July 31, 2007. During fiscal 2008, the Company sold shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended.  In addition, 187,500 shares were issued for cash in the amount of $15,000, subsequent to July 31, 2008.  The proceeds of these limited sales and the Company’s cash position will not be sufficient to cover anticipated expenses for the next twelve months. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or joint venture or similar arrangement) in order to continue with its business.  Based on prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available.  The Company has no significant debt.

The Company’s costs and expenses of operations were $273,719 during fiscal 2008, primarily resulting from the Company’s efforts to license a plant in the United States or Mexico and to conduct research and development for applications of new technology.  There was no income from operations during the 2008 fiscal year.  As conditions warrant, the Company will also take such action to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable were possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees.  These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.   Cash requirements for fiscal 2009 costs and expenses are expected to approximate those incurred in fiscal 2008.

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

ITEM 7:       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheet of Titan Technologies, Inc. as of July 31, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended July 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2008, and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP
Denver, Colorado
October 30, 2008

Titan Technologies, Inc.
Balance Sheet
as of July 31, 2008

ASSETS
CURRENT ASSETS
Cash	$4,461
Prepaid expenses	-
Total current assets	4,461

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS	25,609

$30,070

LIABILITIES AND STOCKHOLDERS' ( DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,752
Deferred revenue	470,000
Total current liabilities	484,752

STOCKHOLDERS' (DEFICIT)
Common stock, no par value; 50,000,000 shares authorized
48,183,277 shares issued, 48,166,277 shares outstanding	4,147,014
Treasury stock, 17,000 shares at cost	-
Accumulated (deficit)	(4,601,696)
(454,682)

$30,070

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Operations

	For the years ended July 31,
	2008	2007
REVENUE	$-	$-

COSTS AND EXPENSES
General and administrative	268,141	271,000
General and administrative non-cash stock compensation	-	24,308
Outside services	5,525	8,530
Depreciation	53	107
	273,719	303,945

NET (LOSS) BEFORE INCOME TAXES	(273,719)	(303,945)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(273,719)	$(303,945)

PER SHARE INFORMATION
Weighted average common shares outstanding -
Basic and diluted	47,137,714	45,223,302

Net ( loss ) per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statement of Changes in Stockholders' (Deficit)
For the Years Ended July 31, 2007 and 2008

	Common Stock		Treasury Stock			Total
	Number of		Number of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)

Balance, July 31, 2006	44,731,538	$3,744,932	17,000	-	$(4,024,032)	$(279,100)

Issuance of common stock for cash	1,157,499	146,500	-	-	-	146,500

Issuance of common stock for services	90,802	24,308				24,308

Net ( Loss )	-	-	-	-	$(303,945)	$(303,945)

Balance, July 31, 2007	45,979,839	3,915,740	17,000	-	(4,327,977)	(412,237)

Issuance of common stock for cash	2,186,438	231,274	-	-	-	231,274

Net ( Loss )	-	-	-	-	(273,719)	(273,719)

Balance, July 31, 2008	48,166,277	$4,147,014	17,000	$-	$(4,601,696)	$(454,682)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Cash Flows

	For the years ended
	July 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$(273,719)	$(303,945)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock compensation expense	-	24,308
Depreciation and amortization	53	107
Decrease (increase) in prepaid expense	2,525	(2,525)
Increase (decrease) in accounts payable and accrued expenses	13,745	(18,764)
Increase in deferred revenue	-	150,000

Net cash (used in ) operating expenses	(257,396)	(150,819)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) in other assets	-	-

Net cash (used in) investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock issuances for cash	231,274	146,500
Net cash provided by financing activities	231,274	146,500

Net (decrease) in cash	(26,122)	(4,319)

Beginning cash	30,583	34,902

Ending cash	$4,461	$30,583

Supplemental cash flow information:

Cash paid for interest expense	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

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
July 31, 2008

Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses.  For the years ended July 31, 2008 and 2007, the Company incurred no research and development costs.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123 (R) “Share-based Payment” (“SFAS No. 123R”, revised 2004). This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  The provisions of this statement were effective for the Company beginning with the quarterly period that began on August 1, 2006.

Fair value of financial instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2008.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable and accrued expenses Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Net (loss) per common share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings Per Share”.  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods in which the Company incurs losses, common stock equivalents, if any, are not considered in the computation, as their effect would be antilidilutive.

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

Recent pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, discussed above. SFAS 159 is effective for our fiscal year beginning June 1, 2008.  SFAS 159 is not expected to have a significant impact on our financial statements.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R"). This statement replaces SFAS 141, “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines which information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning June  1, 2009 and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160), which will be effective for our fiscal year beginning June 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently assessing the impact, if any, of adopting this standard.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC”. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2008 and 2007, the Company incurred net (losses) of $(273,719) and $(303,945), respectively. At July 31, 2008, the Company had a working capital deficit of ($480,291) and stockholders’ deficit of $(454,682). In addition, the Company has not been able to generate significant operating revenues through the licensing of its proprietary technologies.

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Since construction has not yet commenced, the entire deposit is presented as deferred revenue at July 31, 2008.

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

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investments, LLC (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount is included in deferred revenue at July 31, 2008. The licensing fee agreement provided for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using Titan technology, upon reaching full capacity.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

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

As of July 31, 2008 construction had not commenced.

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

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

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

No amounts were paid to Adherent for the years ended July 31, 2008 and 2007.

Note 5.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended July 31, 2008 the Company issued 2,186,438 shares of common stock at $0.10 to $ 0.12 per share, for total cash proceeds of  $231,274.

During the year ended July 31, 2007 the Company issued 1,157,499 shares of common stock at $0.10 to $ 0.15 per share, for total cash proceeds of $146,500.  In addition, 90,802 shares were issued for services at $0.26 and $0.30 per share, the fair market value of the Company's stock on the date of issue, resulting in non-cash stock compensation in the amount of $24,308.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

Treasury stock, consisting of 17,000 shares of common stock, was reserved for future issuances to shareholders of the Company who had not exchanged their shares in the previous entity for shares in the Company.  No shares of treasury stock were issued during the years ended July 31, 2008 or 2007.

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe.  Under a settlement agreement, the 3,000,000 shares of the Company’s common stock were to be transferred back to the Company in exchange for return its 28.5% interest in ESA.  During the year ended July 31, 2004 the Company retired a certificate related to this settlement agreement for 1,200,000 shares.  The Company is seeking return of the remaining 1,800,000 shares of common stock.  Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2008 and 2007.  Also, as part of the settlement, the Company has agreed to pay $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,350,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted.  All options outstanding at July 31, 2008 were granted to employees or directors and expire in the year ending July 31, 2015.

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

Summarized information relative to the Company’s stock option plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at July 31, 2006	1,350,000	$0.12
Granted	-	-

Exercised	-	-
Forfeited	-	-
Outstanding at July 31, 2007	1,350,000	0.12
Granted	-	-
Exercised	300,000	.12
Forfeited
Outstanding at July 31, 2008	1,050,000	$ . 0.12

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

The types of temporary differences between the tax bases of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$4,477,000		$1,746,000
Research and development credit	9,000		4,000
	$4,486,000	$	,1,750,000

Titan Technologies, Inc.
Notes to Financial Statements
July 31, 2008

At July 31, 2008, the Company has loss carryforwards of approximately $4,486,000, which can be used to reduce future taxable income and will expire throughout 2009 to 2028.  In addition, the Company has a research credit of $9,000 available to offset income tax liabilities through 2022.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2008 was ($108,000).

Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services and to serve as Secretary of the Company for a monthly fee of $1,500.  Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2008 and 2007, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost.  The amount received under this agreement for the year ended July 31, 2008 was $33,618.  The Company has netted these amounts against payroll expense.

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

Note 10.  SUBSEQUENT EVENTS

Subsequent to July 31, 2008 the Company issued 187,500 shares of common stock for cash of $15,000.

On October 21, 2008, the Company received a partial payment from PPT Holding, Ltd. in the amount of $50,000 as part of the franchise fee for PPT’s proposed plant in Nuevo Laredo, Tamaulipas, Mexico. PPT has now paid a total of $150,000 of the $1,000,000.00 franchise fee for its proposed Nuevo Laredo plant.  The partial payment was subject to a consulting fee to be paid to an affiliate of PPT in the amount of $20,000.00 of which $5,000.00 was paid on October 22, 2008.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers".  All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     The following  exhibits  are  incorporated  herein  by  reference  to  the Registrant's Form 10-SB, File No. 0-25024

Exhibit Number	Title

3.	Articles of Incorporation and By-laws.

(i) Articles of Incorporation:

Articles of Incorporation dated July 14, 1954.

Articles of Amendment to Articles of Incorporation dated October 2, 1986.

(ii) By-laws currently in effect.

10.	Material Contracts.

10.1	Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.

10.2	Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.

10.3	Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

10.4	Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

10.5	Purchase and Nonexclusive Licensing Agreement dated July 21,1994, between Titan and Geotechnologies Corp.

10.6	Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp. and Southeast Environmental Tire Recycling Corporation.

The following exhibit is incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

10.7	Option agreement between the Registrant and Joseph Henry dated September 19,1995.

The following exhibits are incorporated by reference to The Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

10.8	License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.

10.9	Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.

10.10	Agreement dated April 25, 1996, with Skoda Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.

10.11	Addendum to Skoda Klatovy S.P.D Agreement dated April 25, 1996.

10.12	Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

10.13	Option Agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

10.14	Promissory Note dated September 24, 1996.

The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

10.15	Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended January 31, 2003:

10.16	Agreement with United States Recycling, LLC dated February 20, 2003

10.17	License Agreement with United States Recycling, LLC dated February 20, 2003

The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

10.18	Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003.

10.19	License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April 2, 2004.

10.20	Letter Agreement dated October 29, 2004 amending the License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April, 2, 2004.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated May 23, 2005:

10.21	License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 13, 2006:

10.22	License Agreement dated February 1, 2006 for three plants in Mexico between the Company and PPT Holding, Ltd.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated August 23, 2006:

10.23	License Agreement dated August 23, for the states of Texas, Louisiana, Mississippi and Oklahoma between the Company and Ally Investments, LLP, a Texas limited liability partnership.

The following exhibits are incorporated by reference to Registrant's Current Report on Form 8-K dated December 21, 2007:

10.24	Second Amendment to License Agreement between the Registrant and Ally Investments, LLC dated December 12, 2007.

10.25	Memorandum of Understanding – Scrap Electronics between the Registrant and Ally Investments, LLC dated December 12, 2007

21.	Subsidiaries of the Small Business Issuer.

The Company has no subsidiaries

The following exhibits are incorporated herein:

31.	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required by Item 601 of Regulation S-K are inapplicable to this Registrant in this filing.

     (b) Reports on Form 8-K:

No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

Item 14. Principal Accountants Fees and Services

Audit Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Stark Winter Schenkein & Co., LLP, the Company’s principal accountants, for the Company annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by Stark Winter Schenkein in connection with statutory and regulatory filings or engagements was $18,590 in fiscal 2007  and $20,950 in fiscal 2008.

Audit Related Fees:

The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Stark Winter Schenkein that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(3)of Schedule 14A was $0 in fiscal 2007 and $0 in fiscal 2008.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Steve Estrada, CPA for tax compliance, tax advice, and tax planning was $15,073 in fiscal 2007 and $16,720 in 2008.

All Other Fees:

The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Stark Winter Schenkein, other than services reported in Item 9(e) of Schedule 14A, was $0 in fiscal 2007 and $0 in fiscal 2008.

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

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2008, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2008.  ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT.  ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer,
Chief Operating Officer and Director
Date: November 14, 2008

By: /s/ Robert Simon
Robert Simon, Secretary
Date: November 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, Director
Date: November 14, 2008

By: /s/ Dr. Ronald E. Allred
Dr. Ronald E. Allred, Director
Date: November 14, 2008

By: /s/ Dana Finley
Dana Finley, Director
Date: November 14, 2008