Form 10-Q
period 2008-10-31
TITAN TECHNOLOGIES INC
filed 2008-12-23
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-25024

TITAN TECHNOLOGIES, INC.
(Exact name of small business issuer as
specified in its charter)

NEW MEXICO	85-0206831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3206 Candelaria Road NE, Albuquerque, NM 87107
(Address of principal executive offices) Zip Code

(505) 884-0272
(Issuer's telephone number, including area code)

N/A
(Former name, former address, and former three-months, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 for the Exchange Act).
Yes	No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 12, 2008 No par common 48,353,777.

Titan Technologies, Inc.

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion n the Report on Form 10-Q, including the discussion in Item 2 of PART 1, contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management.  Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such  forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as  previous public filings with the Securities and Exchange Commission.  The discussion of the company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-KSB for the year ended July 31, 2008 as filed with the Commission on November 14, 2008.  The company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Titan Technologies, Inc.
BALANCE SHEETS

ASSETS
	October 31, 2008
	(unaudited)	July 31, 2008
Current Assets
Cash	$24,234	$4,461

Other Assets	25,609	25,609

	$49,843	$30,070

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$54,792	$14,752
Deferred revenue	420,000	470,000
Total Current Liabilities	474,792	484,752

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
48,370,777 shares issued, 48,353,777 shares outstanding	4,162,014	4,147,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,586,963)	(4,601,696)
	(424,949)	(454,682)

	$49,843	$30,070

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended October 31, 2008 and 2007
(UNAUDITED)

	2008	2007
REVENUES	$100,000	$-

COSTS AND EXPENSES
General and administrative	64,418	64,119
Outside services	20,850	-
Depreciation	-	26
	85,268	64,145

Income (Loss) from operations	14,732	(64,145)

Provision for income taxes	-	-
Net income (loss)	$14,732	$(64,145)

Weighted average common shares outstanding -
Basic and diluted	48,251,179	46,088,325

Basic and diluted income (loss) per common share	$0.00	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Three Months Ended October 31, 2008 and 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net cash provided by (used in) operating activities	$4,773	$(52,024)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	15,000	31,494
Net cash provided by financing activities	15,000	31,494

Net increase (decrease) in cash	19,773	(20,530)

Cash at beginning of period	4,461	30,583

Cash at end of period	$24,234	$10,053

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
October 31, 2008
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-KSB for the year ended July 31, 2008 as filed with the Commission on November 14, 2008.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. As of October 31, 2008 the Company had working capital and stockholders' deficits of ($450,558) and ($424,949), respectively, at October 31, 2008. In addition, the Company has no revenue producing operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in a highly regulated industry.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
October 31, 2008
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4.  Stockholders' (Deficit)

During the three months ended October 31, 2008, the Company sold 187,500 shares of common stock for cash proceeds aggregating $15,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at October 31, 2008 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at July 31, 2008	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at October 31, 2008	1,050,000	$0.12

Titan Technologies, Inc.
Notes to Condensed Financial Statements
October 31, 2008
(Unaudited)

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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $50,000 was received during the quarter ended October 31, 2008, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $420,000 is presented as deferred revenue at October 31, 2008.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
October 31, 2008
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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at October 31, 2008 and is included in other assets in the accompanying financial statements.

A prior agreement entered into with Ally Investment, LLP (“Ally”) has been terminated for lack of performance on the part of Ally.  The deposit of $100,000 previously reported as deferred income has now been recognized as income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at October 31, 2008 and compares it to our financial conditions at fiscal year end July 31, 2008.  It also discusses our results of operations for the three months ended October 31, 2008 and October 31, 2007.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended July 31, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at October 31, 2008, the statements of income for the three months ended October 31, 2008 and 2007 and our statements of cash flows for the three months ended October 31, 2008 and 2007 are unaudited.

Results of Operations

As a result of activities by management, general and administrative expense increased $273 to $64,418 for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.

As a result of activities by management, outside services expenses, constituting consulting fees paid to an affiliate of the Company’s Mexican franchisee, increased $20,850 to $20,850 for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.

Liquidity and Capital Resources

The Company's liquidity increased in the three months ended October 31, 2008, as cash increased $19,773 since July 31, 2008.  Operations provided $4,773 compared to the same period of the prior year in which operations used $52,024.  Proceeds from the sale of common stock were $15,000 during the three months ended October 31, 2008 compared to $31,494 for the same period in 2007.

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

Management has taken the following steps in the past and will consider taking them again, if necessary, to address the financial and operating condition of the Company which it believes will be sufficient to provide the Company with the ability to continue in existence:

- Improve marketing efforts for recycling plants and bring plastics recycling technology and coal gasification to a marketable product.

- Reduce operating and administrative expenses, and issue stock and notes payable, where possible for payment of expenses.

- Defer payment of officer’s salaries, if required.

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

ITEM 3.   QUANTITATIVE  AND QUALIITATIAVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting  firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2008, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/08/08	125,000	$10,000
10/01/08	62,500	5,000

	187,500	$15,000

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated December 19, 2008.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated December 19, 2008.

(b)  Reports on Form 8-K.  State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements files, and the dates of any such reports.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC. (Registrant)

Date: December 22, 2008	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.