Form 10-Q
period 2009-01-31
TITAN TECHNOLOGIES INC
filed 2009-04-09
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-25024

TITAN TECHNOLOGIES, INC.
(Exact name of small business issuer as
specified in its charter)

NEW MEXICO	85-0206831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 8, 2009 No par common 48,353,777.

Titan Technologies, Inc.
Index to Quarterly Report on Form 10-Q

		Page

Cautionary Statement on Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets at January 31, 2009 (unaudited) and July 31, 2008	4

	Condensed Statements of Operations for the three months ended January 31, 2009	5
	and 2008 (unaudited)

	Condensed Statements of Operations for the six months ended January 31, 2009	6
	and 2008 (unaudited)

	Condensed Statements of Cash Flows for the six months ended January 31, 2009	7
	and 2008 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4T.	Controls and Procedures	13

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		15

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion in the Report on Form 10-Q, including the discussion in Item 2 of PART 1, contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-KSB for the year ended July 31, 2008 as filed with the Commission on  November 14, 2008.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Titan Technologies, Inc.
BALANCE SHEETS

ASSETS
	January 31, 2009
	(unaudited)	July 31, 2008
Current Assets
Cash	$11,045	$4,461

Other Assets	25,609	25,609

	$36,654	$30,070

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$81,643	$14,752
Deferred revenue	470,000	470,000
Total Current Liabilities	551,643	484,752

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
48,370,777 shares issued, 48,353,777 shares outstanding	4,162,014	4,147,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,677,003)	(4,601,696)
	(514,989)	(454,682)

	$36,654	$30,070

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Three Months Ended January 31, 2009 and 2008
(UNAUDITED)

	2009	2008
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	67,437	76,339
Outside services	22,602	4,281
Depreciation	-	27
	90,039	80,647

Income (Loss) from operations	(90,039)	(80,647)

Provision for income taxes	-	-
Net income (loss)	$(90,039)	$(80,647)

Weighted average common shares outstanding -
Basic and diluted	48,336,777	46,836,473

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF OPERATIONS
For The Six Months Ended January 31, 2009 and 2008
(UNAUDITED)

	2009	2008
REVENUES	$100,000	$-

COSTS AND EXPENSES
General and administrative	131,855	140,458
Outside services	43,452	4,281
Depreciation	-	53
	175,307	144,792

Income (Loss) from operations	(75,307)	(144,792)

Provision for income taxes	-	-
Net income (loss)	$(75,307)	$(144,792)

Weighted average common shares outstanding -
Basic and diluted	48,293,978	46,462,399

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
STATEMENTS OF CASH FLOWS
For The Six Months Ended January 31, 2009 and 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net cash (used in) operating activities	$(8,416)	$(138,082)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	15,000	141,494
Net cash provided by financing activities	15,000	141,494

Net increase in cash	6,584	3,412

Cash at beginning of period	4,461	30,583

Cash at end of period	$11,045	$33,995

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
January 31, 2009
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2009 the Company had a net loss of ($75,307) and had working capital and stockholders' deficits of ($540,598) and ($514,989), respectively, at January 31, 2009.  In addition, the Company has no revenue producing operations.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
January 31, 2009
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

Note 4.  Stockholders' (Deficit)

During the six months ended January 31, 2009, the Company sold 187,500 shares of common stock for cash proceeds aggregating $15,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at January 31, 2009 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2008	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Outstanding at January 31, 2009	1,050,000	$0.12

Titan Technologies, Inc.
Notes to Condensed Financial Statements
January 31, 2009
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

Titan Technologies, Inc.
Notes to Condensed Financial Statements
January 31, 2009
(Unaudited)

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 80, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $100,000 was received during the six month period  ended January 31, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $470,000 is presented as deferred revenue at January 31, 2009.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at January 31, 2009 and is included in other assets in the accompanying financial statements.

A prior agreement entered into with Ally Investment, LLP (“Ally”) has been terminated for lack of performance on the part of Ally.  The deposit of $100,000 previously reported as deferred income was recognized as income in the quarter ended October 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at January 31, 2009 and compares it to our financial conditions at fiscal year end July 31, 2008.  It also discusses our results of operations for the three and six months ended January 31, 2009 and January 31,  2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended July 31, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at January 31, 2009, the statements of operations for the three months and six months ended January 31, 2009  and 2008,  and our statements of cash flows for the six months ended January 31, 2009 and 2008 are unaudited.

Results of Operations

As a result of activities by management, general and administrative expense decreased $8,603 to $131,856 for the six months ended January 31, 2009 compared to the six months ended January 31, 2008.

As a result of activities by management, general and administrative expense decreased $8,902 to $67,437 for the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

As a result of activities by management, outside consulting services expense increased $39,171 to $43,452 for the six months ended January 31, 2009 compared to the six months ended January 31, 2008.

As a result of activities by management, outside consulting services expense increased $18,321 to $22,602 for the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

Liquidity and Capital Resources

The Company's liquidity increased in the six months ended January 31, 2009, as cash increased $6,584 since July 31, 2008.  Operations used $8,416 compared to the same period of the prior year in which operations used $138,082.  Proceeds from the sale of common stock were $15,000 during the six months ended January 31, 2009 compared to $141,494 for the same period in 2008.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

    None.

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2009, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/08/08	125,000	$10,000
10/01/08	62,500	5,000

	187,500	$ 15,000

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated April 8, 2009.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated April 8, 2009.

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

TITAN TECHNOLOGIES, INC. (Registrant)

April 9, 2009	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, ChiefExecutive Officer, Chief Financial Officer and Chief Accounting Officer