Form 10-Q
period 2009-04-30
TITAN TECHNOLOGIES INC
filed 2009-06-19
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-25024

TITAN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEW MEXICO	85-0206831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3206 Candelaria Road NE, Albuquerque, NM 87107
(Address of principal executive offices) Zip Code

(505) 884-0272
(Issuer's telephone number, including area code)

N/A
(Former name, former address, and former three-months, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

Yes X No

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 14, 2009 No par common 48,893,777.

Titan Technologies, Inc.
Index to Quarterly Report on Form 10-Q

		Page

Cautionary Statement on Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets at April 30, 2009 (unaudited) and July 31, 2008	4

	Condensed Statements of Operations for the three months ended April 30, 2009	5
	and 2008 (unaudited)

	Condensed Statements of Operations for the nine months ended April 30, 2009	6
	and 2008 (unaudited)

	Condensed Statements of Operations for the nine months ended April 30, 2009	7
	and 2008 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4T.	Controls and Procedures	13

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		15

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Titan Technologies, Inc.
CONDENSED BALANCE SHEETS

ASSETS
	April 30, 2009
	(unaudited)	July 31, 2008
Current Assets
Cash	$17,881	$4,461

Other Assets	25,609	25,609

	$43,490	$30,070

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$120,049	$14,752
Deferred revenue	470,000	470,000
Total Current Liabilities	590,049	484,752

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
48,910,777 shares issued, 48,893,777 shares outstanding (April 30, 2009)
48,183,277 shares issued, 48,166,277 shares outstanding (July 31, 2008)	4,191,014	4,147,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,737,573)	(4,601,696)
	(546,559)	(454,682)

	$43,490	$30,070

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Three Months Ended April 30, 2009 and 2008
(UNAUDITED)

	2009	2008
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	58,119	68,785
Outside services	2,451	425
	60,570	69,210

(Loss) from operations	(60,570)	(69,210)

Provision for income taxes	-	-
Net (loss)	$(60,570)	$(69,210)

Weighted average common shares outstanding -
Basic and diluted	48,478,271	47,602,816

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Nine Months Ended April 30, 2009 and 2008
(UNAUDITED)

	2009	2008
REVENUES	$100,000	$-

COSTS AND EXPENSES
General and administrative	189,974	209,243
Outside services	45,903	4,706
Depreciation	-	53
	235,877	214,002

(Loss) from operations	(135,877)	(214,002)

Provision for income taxes	-	-
Net (loss)	$(135,877)	$(214,002)

Weighted average common shares outstanding -
Basic and diluted	48,362,312	46,836,988

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
For The Nine Months Ended April 30, 2009 and 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net cash (used in) operating activities	$(30,580)	$(212,280)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	44,000	197,274
Net cash provided by financing activities	44,000	197,274

Net increase (decrease) in cash	13,420	(15,006)

Cash at beginning of period	4,461	30,583

Cash at end of period	$17,881	$15,577

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
April 30, 2009
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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended April 30, 2009 the Company had a net loss of ($135,877) and had working capital and stockholders' deficits of ($572,168) and ($546,559), respectively, at April 30, 2009.  In addition, the Company has limited revenue producing operations (Note 5).

Titan Technologies, Inc.
Notes to Condensed Financial Statements
April 30, 2009
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

Note 4.  Stockholders' (Deficit)

During the nine months ended April 30, 2009, the Company sold 727,500 shares of common stock for cash proceeds aggregating $44,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at April 30, 2009 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2008	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at April 30, 2009	1,050,000	$0.12

Titan Technologies, Inc.
Notes to Condensed Financial Statements
April 30, 2009
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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $100,000 was received during the nine month period  ended April 30, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $470,000 is presented as deferred revenue at April 30, 2009.

Titan Technologies, Inc.
Notes to Condensed Financial Statements
April 30, 2009
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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at April 30, 2009 and is included in other assets in the accompanying financial statements.

A prior agreement entered into with Ally Investment, LLP (“Ally”) has been terminated for lack of performance on the part of Ally.  The deposit of $100,000 previously reported as deferred income has now been recognized as income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at April 30, 2009 and compares it to our financial conditions at fiscal year end July 31, 2008.  It also discusses our results of operations for the nine months ended April 30, 2009 and April 30 , 2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended July 31, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at April 30, 2009, the statements of income for the three months and nine months ended April 30, 2009  and 2008  and our statements of cash flows for the nine months ended April 30, 2009 and 2008 are unaudited.

Results of Operations

As a result of activities by management, general and administrative expense decreased $19,269 to $189,974 for the nine months ended April 30, 2009 compared to the nine months ended April 30,  2008.

As a result of activities by management, general and administrative expense decreased $10,666 to $58,119 for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

As a result of activities by management, outside services expense increased $41,197 to $45,903 for the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008.

As a result of activities by management, outside services expense increased $2,026 to $2,451 for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Liquidity and Capital Resources

The Company's liquidity increased in the nine months ended April 30, 2009, as cash increased $13,420 since July 31, 2008.  Operations used $30,580 compared to the same period of the prior year in which operations used $212,280.  Proceeds from the sale of common stock were $44,000 during the nine months ended April 30, 2009 compared to $197,274 for the same period in 2008.

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

ITEM 3.   QUANTITATIVE  AND QUALIITATIAVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal  executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of April 30, 2009.

It should be noted that any system of internal controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred in the most recent fiscal quarter, that have materially affected or are likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout the year.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2009, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

9/08/08	125,000	$10,000
0/01/08	62,500	5,000
04/08/09	240,000	12,000
04/09/09	200,000	12,000
4/19/09	100,000	5,000

	727,500	$44,000

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

This Report on Form 10-Q is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with rule 135c under the Securities Act.

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

TITAN TECHNOLOGIES, INC. (Registrant)

June 19, 2009	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, ChiefExecutive Officer, Chief Financial Officer and Chief Accounting Officer