Form 10-K/A
period 2009-06-30
TITAN TECHNOLOGIES INC
filed 2009-08-03
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the twelve month period ending July 31, 2008, which was filed on November 14, 2008 (the “Form 10-KSB”) to amend Item 8A, “Controls and Procedures”, replacing it in its entirety with Item 8A(T), “Controls and Procedures”.

This amendment does result in a change to our original conclusion that our disclosure controls and our internal control over financial reporting is effective for the year ended July 31, 2008.

We have filed the following exhibits with this amendment:

Exhibit 31 Certification of Principal Executive Officer, Principal Financial Officer, pursuant to Rule 13a-15(f)/15d-15(f) of the Securities Exchange Act of 1934.

    Exhibit 32 Certification pursuant to 18 U.S.C. 1350.

Except for the above-mentioned items, our Form 10-KSB has not been amended.

ii

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

ITEM 8A(T):  INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (CFO”) Ronald Wilder, has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 240.13a-15(f) and 15d-15(f) as of the end of the period covered by this Annual Report.

Based on the evaluation of our internal control over financial reporting described below, our CEO and CFO concluded that, as of July 31, 2008 our disclosure controls and procedures were ineffective in ensuring that (a) information required to be disclosed by the Company in reports it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management acknowledges that in Item 8A of Form 10-KSB filed for the year ended July 31, 2008, the Company omitted management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended July 31, 2008, including a statement as to whether or not internal control over financial reporting was effective in accordance with Item 308(T)(a)(3) of Regulation S-B.

Due to the inadvertent omission, the Company determined Disclosure Controls and Procedures were ineffective for the period ended July 31, 2008. The CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in June 2009, the Company’s management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

A.
Our disclosure controls and procedures have been redesigned in accordance with the interpretive guideline issued by the S.E.C. in its Release 34-55929 and procedures for assessment and evaluation of the design and operation of the Company’s internal control over financial reporting based upon the criteria in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the S.E.C.’s rules and forms.   The newly designed disclosures and procedures include (a) maintaining an open dialogue with the Company’s auditors to ensure that the auditor’s review of and report on the Company’s year-end financial statements is complete and satisfies all relevant S.E.C. rules and regulations; and (b) continuously reviewing the Company’s financial statements while drafting quarterly and annual reports to ensure the statements have not been altered during the preparation or filing of such reports.

B.	Amending the relevant statements and Management’s Report in the Company’s Report on Form 10-KSB and Reports on Form 10-QSB in order to rectify the errors and omission as stated above.

The Company’s CEO/CFO believes that the effective implementation of the above procedures will correct the weakness cited above in its Disclosure Controls and Procedures and internal controls over financial reporting.  The Company will continue to review and monitor its Disclosure Controls and Procedures and internal controls over financial reporting to adopt further changes, if and when management determines that such changes are necessary, to ensure accuracy in the Company’s future filings.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Registrant as defined in Exchange Act Rules 13(a) – 15(f) and 15d -15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the Registrant’s principal executive and principal financial officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the registrant;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3)
Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use and disposition of the registrant’s assets that could have a material effect on the financial statements.

Internal control over financial reporting and fraud, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, even effective internal control over financial reporting and fraud can only provide reasonable assurance with respect to the financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s CEO/CFO conducted an evaluation of the design and operation of he Company’s internal control over financial reporting as of July 31, 2008, based upon the criteria in a framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of operating effectiveness of controls and a conclusion on this evaluation.
Based upon this assessment and evaluation of our internal control over financial reporting, we concluded there was a material weakness in our internal controls over financial reporting related to the timely filing of reports with the S.E.C. and the disclosure required by Item 8A(T).  Accordingly, our controls are ineffective based on the above said criteria and guidance.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 240.13(a)-15(f) and 15d-15(f) during the fourth quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to July 31, 2008, changes were made in our internal control over financial reporting, which changes are disclosed in “Management’s Report on Internal Control over Financial Reporting” above.

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

(i) Articles of Incorporation:

Articles of Incorporation dated July 14, 1954.

Articles of Amendment to Articles of Incorporation dated October 2, 1986.

(ii) By-laws currently in effect.

10.	Material Contracts.

10.1	Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.

10.2	Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.

10.3	Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

10.4	Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

10.5	Purchase and Nonexclusive Licensing Agreement dated July 21,1994, between Titan and Geotechnologies Corp.

10.6	Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp. and Southeast Environmental Tire Recycling Corporation.

The following exhibit is incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1995.

10.7	Option agreement between the Registrant and Joseph Henry dated September 19,1995.

The following exhibits are incorporated by reference to The Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

10.8	License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.

10.9	Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.

10.10	Agreement dated April 25, 1996, with Skoda Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.

10.11	Addendum to Skoda Klatovy S.P.D Agreement dated April 25, 1996.

10.12	Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

10.13	Option Agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

10.14	Promissory Note dated September 24, 1996.

The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

10.15	Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended January 31, 2003:

10.16	Agreement with United States Recycling, LLC dated February 20, 2003

10.17	License Agreement with United States Recycling, LLC dated February 20, 2003

The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

10.18	Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003.

10.19	License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April 2, 2004.

10.20	Letter Agreement dated October 29, 2004 amending the License Agreement with Jose Louis Edmundo Perera Tornero d/b/a International Tire Recycling dated April, 2, 2004.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated May 23, 2005:

10.21	License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated February 13, 2006:

10.22	License Agreement dated February 1, 2006 for three plants in Mexico between the Company and PPT Holding, Ltd.

The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated August 23, 2006:

10.23	License Agreement dated August 23, for the states of Texas, Louisiana, Mississippi and Oklahoma between the Company and Ally Investments, LLP, a Texas limited liability partnership.

The following exhibits are incorporated by reference to Registrant's Current Report on Form 8-K dated December 21, 2007:

10.24	Second Amendment to License Agreement between the Registrant and Ally Investments, LLC dated December 12, 2007.

10.25	Memorandum of Understanding – Scrap Electronics between the Registrant and Ally Investments, LLC dated December 12, 2007

21.	Subsidiaries of the Small Business Issuer.

The Company has no subsidiaries

The following exhibits are incorporated herein:

31.	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(f) and 15d-15(f) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED JULY 31, 2008, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2008.  ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT.  ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer,
Chief Operating Officer and Director
Date: August 3, 2009

By: /s/ Robert Simon
Robert Simon, Secretary
Date: August 3, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ronald L. Wilder
Ronald L. Wilder, Director
Date: August 3, 2009

By: /s/ Dr. Ronald E. Allred
Dr. Ronald E. Allred, Director
Date: August 3, 2009

By: /s/ Dana Finley
Dana Finley, Director
Date: August 3, 2009