Form 10-Q/A
period 2008-10-31
TITAN TECHNOLOGIES INC
filed 2009-08-11
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Titan Technologies, Inc.

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion n the Report on Form 10-Q/A, including the discussion in Item 2 of PART 1, contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management.  Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such  forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as  previous public filings with the Securities and Exchange Commission.  The discussion of the company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-KSB for the year ended July 31, 2008 as filed with the Commission on November 14, 2008.  The company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2008, which was filed on December 23, 2008 (the “Form 10-Q”) to amend Item 4T, “Controls and Procedures” in Part I-Financial Information, by replacing it in its entirety.

This amendment does result in a change to our original conclusion that our disclosure controls and our internal control over financial reporting were effective for the quarter ended October 31, 2008.

We have filed the following exhibits with this amendment:

Exhibit 31 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-15(f) of the Securities Exchange Act of 1934; and

Exhibit 32 Certificate filed in accordance with Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except for the above-mentioned items, our Form 10-Q has not been amended.

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

ITEM 3.   QUANTITATIVE  AND QUALIITATIAVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (CFO”) Ronald Wilder, has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 240.13a-15(f) and 15d-15(f) as of the end of the period covered by this Quarterly Report.

Based on the evaluation of our internal control over financial reporting described below, our CEO and CFO concluded that, as of  October 31, 2008 our disclosure controls and procedures were ineffective in ensuring that (a) information required to be disclosed by the Company in reports it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management acknowledges that in Item 4 of Form 10-QSB filed for the quarter ended October 31, 2008, the Company omitted management’s assessment of the effectiveness of internal control over financial reporting for the quarter ended October 31, 2008, including a statement as to whether or not internal control over financial reporting was effective in accordance with Item 308(T)(a)(3) of Regulation S-K.

Due to the inadvertent omission, the Company determined Disclosure Controls and Procedures were ineffective for the period ended October 31, 2008. The CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in June 2009, the Company’s management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

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

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s CEO/CFO conducted an evaluation of the design and operation of he Company’s internal control over financial reporting as of October 31, 2008, based upon the criteria in a framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of operating effectiveness of controls and a conclusion on this evaluation.
Based upon this assessment and evaluation of our internal control over financial reporting, we concluded there was a material weakness in our internal controls over financial reporting related to the timely filing of reports with the S.E.C. and the disclosure required by Item 4(T).  Accordingly, our controls are ineffective based on the above said criteria and guidance.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 240.13(a)-15(f) and 15d-15(f) during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to October 31, 2008, changes were made in our internal control over financial reporting, which changes are disclosed in “Management’s Report on Internal Control over Financial Reporting” above.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated August 11, 2009.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated August 11, 2009.

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

TITAN TECHNOLOGIES, INC. (Registrant)

Date: August 11, 2009	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.