Form 10-Q/A
period 2009-01-31
TITAN TECHNOLOGIES INC
filed 2009-08-11
CIK 932144

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

Titan Technologies, Inc.
Index to Quarterly Report on Form 10-Q/A

		Page

Cautionary Statement on Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets at January 31, 2009 (unaudited) and July 31, 2008	4

	Condensed Statements of Operations for the three months ended January 31, 2009	5
	and 2008 (unaudited)

	Condensed Statements of Operations for the six months ended January 31, 2009	6
	and 2008 (unaudited)

	Condensed Statements of Cash Flows for the six months ended January 31, 2009	7
	and 2008 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4T.	Controls and Procedures	13

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		17

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, which was filed on April 9, 2009 (the “Form 10-Q”) to amend Item 4T, “Controls and Procedures” in Part I-Financial Information, by replacing it in its entirety.

This amendment does result in a change to our original conclusion that our disclosure controls and our internal control over financial reporting were effective for the quarter ended January 31, 2009.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at January 31, 2009 and compares it to our financial conditions at fiscal year end July 31, 2008.  It also discusses our results of operations for the three and six months ended January 31, 2009 and January 31,  2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended July 31, 2008, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at January 31, 2009, the statements of operations for the three months and six months ended January 31, 2009  and 2008,  and our statements of cash flows for the six months ended January 31, 2009 and 2008 are unaudited.

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

Based on the evaluation of our internal control over financial reporting described below, our CEO and CFO concluded that, as of January 31, 2009 our disclosure controls and procedures were ineffective in ensuring that (a) information required to be disclosed by the Company in reports it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management acknowledges that in Item 4 of Form 10-Q filed for the quarter ended January 31, 2009, the Company omitted management’s assessment of the effectiveness of internal control over financial reporting for the quarter ended January 31, 2009, including a statement as to whether or not internal control over financial reporting was effective in accordance with Item 308(T)(a)(3) of Regulation S-K.

Due to the inadvertent omission, the Company determined Disclosure Controls and Procedures were ineffective for the period ended January 31, 2009. The CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in June 2009, the Company’s management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

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

B.	Amending the relevant statements and Management’s Report in the Company’s Report on Form 10-K and Reports on Form 10-Q in order to rectify the errors and omission as stated above.

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

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s CEO/CFO conducted an evaluation of the design and operation of he Company’s internal control over financial reporting as of January 31, 2009, based upon the criteria in a framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of operating effectiveness of controls and a conclusion on this evaluation.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 240.13(a)-15(f) and 15d-15(f) during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to January 31, 2009, changes were made in our internal control over financial reporting, which changes are disclosed in “Management’s Report on Internal Control over Financial Reporting” above.

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

TITAN TECHNOLOGIES, INC. (Registrant)

August 11, 2009	By:	/s/ Ronald L. Wilder
Ronald L. Wilder, President, ChiefExecutive Officer, Chief Financial Officer and Chief Accounting Officer