Form 10-Q/A
period 2009-04-30
TITAN TECHNOLOGIES INC
filed 2009-08-11
CIK 932144

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

Titan Technologies, Inc.
Index to Quarterly Report on Form 10-Q/A

		Page

Cautionary Statement on Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets at April 30, 2009 (unaudited) and July 31, 2008	4

	Condensed Statements of Operations for the three months ended April 30, 2009	5
	and 2008 (unaudited)

	Condensed Statements of Operations for the nine months ended April 30, 2009	6
	and 2008 (unaudited)

	Condensed Statements of Operations for the nine months ended April 30, 2009	7
	and 2008 (unaudited)

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4T.	Controls and Procedures	13

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		17

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-QB for the quarter ended April 30, 2009, which was filed on June 19, 2009 (the “Form 10-Q”) to amend Item 4T, “Controls and Procedures” in Part I-Financial Information, by replacing it in its entirety.

This amendment does result in a change to our original conclusion that our disclosure controls and our internal control over financial reporting were effective for the quarter ended April 30, 2009.

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

Based on the evaluation of our internal control over financial reporting described below, our CEO and CFO concluded that, as of April 30, 2009 our disclosure controls and procedures were ineffective in ensuring that (a) information required to be disclosed by the Company in reports it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management acknowledges that in Item 4 of Form 10-QSB filed for the quarter ended April 30, 2009, the Company omitted management’s assessment of the effectiveness of internal control over financial reporting for the quarter ended April 30, 2009, including a statement as to whether or not internal control over financial reporting was effective in accordance with Item 308(T)(a)(3) of Regulation S-K.

Due to the inadvertent omission, the Company determined Disclosure Controls and Procedures were ineffective for the period ended April 30, 2009. The CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in June 2009, the Company’s management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

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

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s CEO/CFO conducted an evaluation of the design and operation of he Company’s internal control over financial reporting as of April 30, 2009, based upon the criteria in a framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of operating effectiveness of controls and a conclusion on this evaluation.
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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 240.13(a)-15(f) and 15d-15(f) during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to April 30, 2009, changes were made in our internal control over financial reporting, which changes are disclosed in “Management’s Report on Internal Control over Financial Reporting” above.

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

This Report on Form 10-Q/A is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with rule 135c under the Securities Act.

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