Form 10-K
period 2009-07-31
TITAN TECHNOLOGIES INC
filed 2009-11-13
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[ ] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

Commission File Number: 0-25024
TITAN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Mexico	85-0206831
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or other organization)

3206 Candelaria Road, N.E., Albuqureque, New Mexico 87107
(Address of principal executive offices) (Zip Code)

Registrant’s  telephone number: 505-884-0272

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Exchange on which registered
No Par Value Common Stock	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes        X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        X  No

Indicate by check mark whether the registrant (1) has filled reports required to be filed by Section 13 or 14(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and  (2) ha been subject to such filing requirements for the past 90 days              X Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K               X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   X No

As of  July 31, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates of Titan Technologies, Inc  was approximately $2,933,627 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2009.  This estimate is based on the last price per share of $.06 in the pink sheets on July 31, 2009.

The number of shares of registrant’s common stock outstanding as of November 13, 2009 was 49,293,877.

Table of Contents

		Page No.
	PART I

Item1.	Business	3
Item 1A.	Risk Factors	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition	16
	And Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	36
Item 9A.	Controls and Procedures	36
Item 9B.	Other Information	37

	PART III

Item 10.	Directors and Executive Officers of the Company and
	Compliance with Section 16(a) of the Exchange Act	37
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and
	Director Independence	38
Item 14.	Principal Accountant Fees and Services	38

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	39
	Signatures	42

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference herein:

Part III – Items 5(d), 9, 10, 11, 12 and 13 – Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 23, 2009, which will be filed with the Commission within 120 days after the end of the fiscal year ended July 31, 2009.

FORWARD LOOKING STATEMENTS

The Annual Report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Titan Technologies, Inc. to differ materially from those expressed or implied by such forward-looking statements.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” on page 15.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any revenue projections, gross margin, expenses, earnings or losses from operations, synergies or other financial items any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward- looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

PART  I

Unless otherwise indicated, “The Company”, the “Registrant”, and “Titan” are used in this report to refer to the business of Titan Technologies, Incorporated.

ITEM I     DESCRIPTION OF BUSINESS.

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

Currently, two licensees are actively pursuing the construction of plants, PPT Holdings, Ltd., a Texas limited partnership, is building a recycling facility in Nuevo Laredo, Tamaulipas, Mexico and Ally Investment, L.L.C. (“Ally”) is building a facility in Port Arthur, Texas.  Both of the licensees are in the financing and design state.  Both licensees have completed all or most of the governmental approvals necessary and have acquired the land for their recycling plants.  It is anticipated that each licensee will complete their process of financing in the near future and commence construction of each of their plants during fiscal 2010, at which time initial license fees will become due to Titan.

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

Business Development

Management contemplates that all future plants constructed and operated outside the U.S. pursuant to a license agreement will result in payment to the Company of a negotiated production royalty based upon gross sales plus a negotiated up-front fee per plant see (“General” below, page 8). In order to promote continued development of its tire recycling technology (and other technologies); Titan will retain the flexibility to modify terms of its licensing agreement as it deems necessary.  Titan plans to remain actively involved in construction and operation of future plants on a consultative basis, in addition to receiving licensing fees.  As an alternative and as developments warrant, Titan may also consider joint venture arrangements in which it would acquire, directly or indirectly, an ownership interest in new plants.  For example, Titan holds a 7% equity ownership in PPT Holdings, Ltd., the licensee of the Mexican plants.  In addition, in December 2007, the Company agreed to receive a 10% interest in each future plant built by Ally in the U.S. in exchange for any future franchise fees and royalty fees payable to Titan after the first plant.

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

It is anticipated that the two licensees that are currently in the process of building recycling plants in Texas and Mexico will prove the viability of Titan’s Phase III TRTM-150 technology as one of the most efficient methods for recycling tires during the next two fiscal years.

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

Carbon Products

Conventional carbon black is produced through controlled burning of natural gas and oil (much like soot) and is relatively free of impurities.  The largest use of carbon black (by a significant margin) is for the manufacture of tires, although carbon black is also used extensively in the production of ink, paint, shoe polish, plastics, moldings, gaskets and similar applications in which a black product is necessary or deemed desirable.  Many different grades of carbon black are produced depending upon the intended use, but virtually all conventionally produced carbon black is nearly ash-free.

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

The world demand for carbon black is expected to exceed 8.2 million metric tons (over 16 billion pounds) in 2009.  While world prices for this commodity have been low for the past several years, consumption and prices are expected to rise as the demand for tires increases and the price of hydrocarbon products rise.

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

The Company conducted testing on a bulk sample of activated carbon black.   Although the activation process is expected to generate only about 50-60% of the product weight of the carbon black fed into the activation process, this is more than offset by the much higher market price and the ability to obtain a secure market for product.  In addition to Titan’s own work, samples of the carbon black were also successfully processed into activated carbon black at the University of Illinois’ laboratory under the direction of a well known expert in the field, who has been working on thermolysis-produced carbon black as a source for production of activated carbon for many years.  The results of this testing were made available to Titan and confirm the

Company’s optimism that firm markets can be developed for its TRTM-150 carbon black or activated carbon products once a commercial plant is operating in  the United States.  The preliminary information recently received by Titan indicates that thermolysis–produced carbon black from tires may produce a superior activated carbon for certain applications.

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

Review of 2009

General:

During the fiscal year ended July 31, 2009, Titan received numerous inquiries regarding use of its tire recycling technology in the United States and other countries.  Several inquiries have resulted in serious discussions and the signing of License Agreements, some of which are continuing to date.

On August 23, 2006 Titan signed a Licensing Agreement with Ally Investments, LLP a Texas Limited Liability Partnership, located in Port Arthur, Texas (Ally) for a 300 ton/day plant to be located in Port Arthur, Texas.  On August 23, 2006, Ally paid an initial non-refundable deposit of $100,000.00 for the exclusive right to construct a plant in Mississippi, Texas, Oklahoma and Louisiana.  The $100,000 will be applied to the Licensing fee for Ally’s first plant.  The License Agreement with Ally contained requirements for construction commencement of its initial plant in Port Arthur, Texas by March, 2007 and commencement of additional plants at approximately one year intervals after completion of the first plant, up to a total of 4 plants.  Ally engaged Lockwood Greene to obtain an air permit from the State of Texas for its first proposed plant in Port Arthur through its wholly owned subsidiary. The License Agreement with Ally Investments, LLP “Ally”) was amended on February 23, 2007 by mutual agreement to allow Ally until such time as Ally obtains financing and obtains governmental approval for its initial plant in Port Arthur, Texas.  Ally obtained a permit to build from the State of Texas Commission on Environmental Quality in August 2007.

On December 12, 2007, Ally Investments, LLP (“Ally”) and the Company entered into a Second Amendment of their Franchise Agreement which eliminated any deadline for commencing the construction of Ally’s first Plant in Port Arthur, Texas, but retained requirement that a new plant be commenced within 12 months after the commencement of the first and each subsequent plant.

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

       Effective September 30, 2009, the Company and Ally agreed to reinstate the expired Franchise Agreement and to extend it for one year, through September 30, 2010, at which time the Agreement will terminate if Ally has not obtained sufficient financing to commence construction of its proposed tire recycling plant in Port Arthur, Texas.

Over the last four years, Titan Technologies, Inc. has received cumulative non-refundable deposits aggregating $700,000.00 as payment for three TRTM–150 plants in Mexico and the exclusive right to use Titan’s TRTM-150 technology in Mexico from International Tire Recycling and, its successor, PPT Holdings Ltd, a Texas Limited Liability Company (“PPT”) located in Laredo, Texas.   The latest payment of $150,000 was received from PPT and was subject to a consulting fee of $60,400 payable to Edmundo Peredo.

 On October 16, 2006, PPT engaged Lockwood Greene as its prime engineering firm to design and build the core process utilizing Titan’s TRTM-150 process as its initial proposed plant in Nuevo Laredo, Mexico.  PPT has more recently engaged a Mexican architectural and engineering firm, Dycusa, located in Monterrey, Mexico as its primary engineering firm for the infrastructure required for a fully operational plant, including, but not limited to the building, storage silos, shredding equipment, roads, and utilities.

Upon receipt of sufficient revenue, or a financial partner, Titan plans to develop and test its recycling technology for other hydrocarbon based materials, such as  electronic scrap and plastics and high sulfur coal.  Research efforts have been conducted in conjunction with Adherent Technologies and continue to represent a significant potential for independent recycling plants, as well as for expansion of recycling plants based upon Titan’s technology.

Outlook

During the fiscal year ending July 31, 2010, the Company’s efforts will continue to be directed toward the development of new licenses and operations in the Americas, as well as  Mexico and European and Asian markets.  This will include:

Additional research and development (working with Adherent and others) by Titan Technologies for the recovery of salable products, particularly with respect   to plastics.

 Although the Company continues to have contact with a number of interestedprospective licenses, it believes that as soon as a plant is built and operating inTexas or Mexico that demonstrates the economic and technical viability of its tirerecycling technology that it will be far easier to license its technology on for more favorable terms in the rest of the world outside the U. S. and Mexico.

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

Titan believes that fiscal 2009 was a successful year and that fiscal 2010 will be better, based on the assumption that one or both of Ally or PPT will commence construction of a plant utilizing Titan’s TRTM-150 technology.

             Recent inquiries have been received by Adherent from entities wishing to use Adherent and Titan’s technologies to liberate carbon fiber from carbon composite materials, such as wind turbines, aircraft manufacturing, scrap and tennis rackets.

Currently, there appears to be heightened interest and government incentives for green technology and alternative energy sources.  Titan’s technology is within both categories.  Titan recycles hydrocarbon waste products and converts them into oil, gas, and other by products that have commercial value.

Research and Development

As stated above, Titan intends to direct most of its research and development efforts during fiscal 2010 toward the continued development of its phase III TRTM-150 technology and the patenting of any additional patentable innovations.

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

•	Environmental Waste International, Ajax, Ontario. Has may have a prototype system using microwaves and are concentrating their efforts on medical waste.
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

The Company estimates that there is a potential for approximately twenty TRTM-150 tire recycling plants in the United States alone if a first U. S. plant can be built and successfully operated to demonstrate in the U. S. that the TRTM-150 technology is commercially viable.  This estimate is based upon industry statistics that state that scrap tire stockpiles contain approximately 27.1 scrap tires per capita of population.  Given this figure, it appears that a population base of approximately one million people generate sufficient scrap tires to sustain the operations of a TRTM-150 recycling plant.

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

ITEM 1A.  RISK FACTORS

Lack of Profitable operation in recent periods – The Company lacks operations that generate revenue, but has been able to survive and continue its efforts to develop its technology over the last ten years with very limited amounts of cash.  Besides the revenues from franchise fees the Company has raised working capital mainly through the sale of stock.  Since the Company is nearing the upper limit of its authorized but unissued shares of common stock the ability to raise additional working capital may be limited in the near future.  This puts greater emphasis on revenues.

Franchisees ability to finance proposed plants – There are two franchisees, namely PTT Ltd. in Mexico and Ally Investments, LLC in the U.S. that have paid portions of their franchise fees and are in the process of financing their initial plant.  It is too early to say whether either of them will be successful in raising the capital necessary to build a plant.

If both do not succeed in the next year to finance their proposed plant and pay their proposed franchise fees to the Company, the Company may not succeed due to lack of revenue from franchise fees.   The economic recession has made financing large projects without a proven track record such as a tire recycling facility utilizing Titan’ technology much harder to finance.

Lack of Stock to sell – As stated above the Company’s working capital needs have historically been met through the sale of stock and revenues from franchise fees.  Since the Company is nearing the upper limit of its authorized but unissued shares of common stock its ability to raise additional working capital may be limited in the near future.

Patent and trade secrets – As far as the Company knows it holds patents and trade secrets for the processing of hydrocarbons in a manner that yields all of the original components of a hydrocarbon compound, such as a tire.  To the extent that others have or will develop more successful processes for conversion of tires into their constituent elements, the Company’s future revenues may be adversely affected.

No Revenues at this time - Although the Company has been involved in the construction of three plants that have operated in Korea and Taiwan, there are no working plants at this time and thus no revenue.  There is no assurance when or if another plant will be constructed and in operation, such that revenue in the form of franchise fees and royalties or a share of profits can begin to be paid to the Company.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2009.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:  The Company’s common stock is listed in the pink sheets rd under the symbol “TITT” and is traded over-the-counter.  The high and low bid prices for the Company’s common stock for the past two years, as furnished by National Quotation Bureau, Inc., is as follows:

Quarter Ended	High	Low

Quarter ended September 30, 2007	$0.21	$0.17
Quarter ended December 31, 2007	$0.21	$0.17
Quarter ended March 31, 2008	$0.20	$0.17
Quarter ended June 30, 2008	$0.20	$0.13
Quarter ended September 30, 2008	$0.20	$0.13
Quarter ended December 31, 2008	$0.09	$0.05
Quarter ended March 31, 2009	$0.11	$0.05
Quarter ended June 30, 2009	$0.07	$0.04
Quarter ended September 30, 2009	$0.06	$0.03

Dividends:  The Company has never paid dividends and its earnings have not warranted such payment.  However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At October 20, 2009,  the Company had approximately 893 shareholders of record.

The Company has no plan for purchasing any of its outstanding shares of common stock

The information required to be disclosed by Item 5(d) Securities authorized for issuance under equity compensation plans is found in the Registrant’s Proxy Statement in the Compensation of Directors and Executive Officers Section.

ITEM 6:  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Plan of Operation should be read in connection with the Company’s financial statements and notes thereto.  Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements.  Among such factors are:  general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company’s licensees to obtain financing for such plants; the ability of any additional plants, if financed, in this Form 10-KSB or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Plan of Operation

Overview

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

As described under Item 1, the Company believes that due to the work that has been accomplished during the previous fiscal year, there may be one or two operating TRTM-150 plants in North America by the end of calendar 2010.

Financial Condition and Cash Requirements

The Company’s cash position increased by $8,827 to $13,288 at July 31, 2009 from $4,461 at July 31, 2008.  During fiscal 2009, the Company sold shares of its common stock in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended.  In addition, 400,000 shares were issued for cash in the amount of $22,000, subsequent to July 31, 2009.   The proceeds of these limited sales and the Company’s cash position will not be sufficient to cover anticipated expenses for the next twelve months.  If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or joint venture or similar arrangement) in order to continue with its business.  Based on prior experience, however, the Company believes it will be able to do so for at least the next twelve months, although there can be no assurance that such additional funding will be available.  The Company has no significant debt.
The Company’s costs and expenses of operations were $320,689                      during fiscal 2009, primarily resulting from the Company’s efforts to license a plant in the United States or Mexico and to conduct research and development for applications of new technology.  Income from operations was $100,000 during the 2009 fiscal year.  As conditions warrant, the Company will also take such action to reduce administrative expenses to the extent practicable, including issuance of stock and notes payable where possible for payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve months or significantly increase its number of employees.  These factors could change if licensing fees or a joint venture (or similar arrangement) materializes during such twelve month period.

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our working capital deficiencyat July 31, 2009 and 2008:

	2009	2008
Current assets	$14,313	$4,461
Current liabilities	671,293	484,752

Working capital (deficit)	$(656,980)	$(480,291)

Our working capital deficit increased by $176,689 at July 31, 2009 compared to 2008, primarily due to the increase in accounts payable and accrued expenses.

Due to continued losses from inception, we have accumulated deficits of $4,822,385 and $4,601,696 at July 31, 2009 and 2008, respectively, and stockholders’ deficits of $631,371 and $454,682, respectively.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  The Company does not presently or otherwise engage in market risk sensitive instruments.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Titan Technologies, Inc.

Financial Statements

July 31, 2009 and 2008

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Titan Technologies, Inc.

We have audited the accompanying balance sheets of Titan Technologies, Inc. as of July 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Technologies, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Start Winter Schenkein & Co., LLP
Denver, Colorado
November 12, 2009

Titan Technologies, Inc.
Balance Sheets

	July 31,
	2009	2008
ASSETS

Current Assets
Cash	$13,288	$4,461
Prepaid expenses	1,025	-
Total current assets	14,313	4,461

Other Assets	25,609	25,609

	$39,922	$30,070

LIABILITIES AND STOCKHOLDERS' ( DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$151,293	$14,752
Deferred revenue	520,000	470,000
Total current liabilities	671,293	484,752

Stockholders' (Deficit)
Common stock, no par value; 50,000,000 shares authorized
48,910,777 shares issued, 48,893,777 shares outstanding (July 31, 2009)
48,183,277 shares issued, 48,166,277 shares outstanding (July 31, 2008)	4,191,014	4,147,014
Treasury stock, 17,000 shares at cost	-	-
Accumulated (deficit)	(4,822,385)	(4,601,696)
	(631,371)	(454,682)

	$39,922	$30,070

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Operations

	For the years ended July 31,
	2009	2008
Revenue	$100,000	$-

Costs and Expenses
General and administrative	255,111	268,141
Outside services	65,578	5,525
Depreciation	-	53
	320,689	273,719

Loss from Operations	(220,689)	(273,719)

Provision for Income Taxes	-	-

Net (loss)	$(220,689)	$(273,719)

Weighted average common shares outstanding -
Basic and diluted	48,501,517	47,137,714

Net ( loss ) per common share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statement of Stockholders' (Deficit)
For the Years Ended July 31, 2009 and 2008

	Common Stock		Treasury Stock			Total
	Number of		Number of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)

Balance, July 31, 2007	45,979,839	$3,915,740	17,000	$-	$(4,327,977)	$(412,237)

Issuance of common stock for cash	2,186,438	231,274	-	-	-	231,274

Net ( Loss )	-	-	-	-	(273,719)	(273,719)

Balance, July 31, 2008	48,166,277	4,147,014	17,000	-	(4,601,696)	(454,682)

Issuance of common stock for cash	727,500	44,000	-	-	-	44,000

Net ( Loss )	-	-	-	-	(220,689)	(220,689)

Balance, July 31, 2009	48,893,777	$4,191,014	17,000	$-	$(4,822,385)	$(631,371)

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Statements of Cash Flows

	For the years ended July 31,
	2009	2008
Cash Flow From Operating Activities
Net (Loss)	$(220,689)	$(273,719)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	-	53
(Increase) decrease in prepaid expense	(1,025)	2,525
Increase in accounts payable and accrued expenses	136,541	13,745
Increase in deferred revenue	50,000	-

Net cash (used in ) operating expenses	(35,173)	(257,396)

Cash Flow From Investing Activities	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuances for cash	44,000	231,274
Net cash provided by financing activities	44,000	231,274

Net increase (decrease) in cash	8,827	(26,122)

Beginning cash	4,461	30,583

Ending cash	$13,288	$4,461

Supplemental cash flow information:

Cash paid for interest expense	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

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
Notes to the Financial Statements
July 31, 2009 and 2008

Direct expenses under contracts are deferred and are matched against contract revenue when substantial performance occurs. The deferred expenses are evaluated periodically under the contract terms to ensure they are recoverable under the contract.

Research and development

Research and development costs are charged to operations when incurred and are included in general and administrative expenses.  For the years ended July 31, 2009 and 2008, the Company incurred no research and development costs.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123 (R) “Share-based Payment” (“SFAS No. 123R”, revised 2004). This statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based transactions.

Fair value of financial instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable and accrued expenses Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

Net (loss) per common share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings Per Share”.  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods in which the Company incurs losses, common stock equivalents, if any, are not considered in the computation, as their effect would be anti-dilutive.

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

Recent pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated.  The Company adopted the provisions of SFAS effective July 31, 2009.  The adoption of SFAS 165 did not have material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2009 and 2008, the Company incurred net (losses) of $(220,689) and $(273,719), respectively. At July 31, 2009, the Company had a working capital deficit of ($656,980) and stockholders’ deficit of $(631,371). In addition, the Company has not been able to generate significant operating revenues through the licensing of its proprietary technologies.

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
Notes to the Financial Statements
July 31, 2009 and 2008

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  LICENSE AGREEMENTS

On April 2, 2004, and as modified on October 30, 2004, the Company entered into an Agreement with a group of investors, to provide for the construction of three tire recycling plants to be built in the Republic of Mexico (“Mexico”). During the year ended July 31, 2005, the Company received a non-refundable deposit of $180,000, which was originally recorded as deferred revenue. Under the terms of the agreement, the Company was to receive a payment of $500,000.  Of this amount, $300,000 was to be credited to licensing fees, ($100,000 for each of the three initial recycling plants), and the remaining $200,000 for an exclusive right to license the Titan technology in Mexico. The original Agreement was extended from September 30, 2004 to March 31, 2005, whereupon it was terminated effective March 31, 2005, due to non-performance by the licensee. As more fully discussed below, the $180,000 previously paid to Titan under this agreement was recognized as revenue, and credit has been given to the successor investor, PPT Holding, Ltd. ("PPT"), in this amount.

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

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  An additional $150,000 was received during the fiscal year ended July 31, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $520,000 is presented as deferred revenue at July 31, 2009.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at July 31, 2009.

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
.
On December 12, 2007, the Company and Ally entered into a Second Amendment to License Agreement that modified the original License Agreement in the following respects:

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

1.	The Territory was expanded from the four states to the entire United States.

2.
The license fee of $1,600,000 and the royalty payment of 1.5% of all products produced was amended to a Ten (10%) percent membership interest in each of the single purpose entities formed to own and operate each plant beyond the first plant (the second and each subsequent plant).

3.
The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later that December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant. As of July 31, 2009 construction had not commenced.

4.
The termination of the Exclusive License was also modified to provide that the exclusive license for the U.S. will terminate if Ally should fail to commence to obtain a permit and prepare a feasibility study for the next plant within twelve (12) months after the previous plant has reached full capacity.

  Also on December 12, 2007, the Registrant and Ally entered into a Memorandum of Understanding regarding Plastics Scrap, including but not limited to the following terms:

1.	The grant of an exclusive license for Titan's Technology and patents for the recycling of scrap electronics throughout the United States.

2.
A license fee of $500,000 each to the Registrant and Adherent Technologies, upon Ally securing sufficient funding and government approvals to commence construction of the first plastics recycling plant.

3.	The grant to the Registrant of a ten (10%) percent ownership interest in each entity established to own and operate a plastics recycling plant anywhere in the U.S.

4.	A research and development time table for testing a sample of constituent materials and development of a plastics recycling plant in the U.S.

5.	A commitment by Ally to fund and commence construction of the first plastics recycling plant in the U.S. within four years after delivery of the first sample of test material by Ally to Titan.

  This agreement expired on December 31, 2008 and the non-refundable deposit of $100,000 was recognized as income.  On September 30, 2009, an agreement was reached to reinstate the terms of the original contract with a termination date of  September 30, 2010.

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

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

No amounts were paid to Adherent for the years ended July 31, 2009 and 2008.

Note 5.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the year ended July 31, 2009, the Company issued 727,500 shares of common stock at $0.05 to $ 0.08 per share, for total cash proceeds of  $44,000.

During the year ended July 31, 2008 the Company issued 2,186,438 shares of common stock at $0.10 to $ 0.12 per share, for total cash proceeds of $231,274.

Treasury stock, consisting of 17,000 shares of common stock, was reserved for future issuances to shareholders of the Company who had not exchanged their shares in the previous entity for shares in the Company. No shares of treasury stock were issued during the years ended July 31, 2009 and 2008.

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

In March 1997, the Company exchanged 3,000,000 restricted shares of its common stock for a 28.5% interest in ESA Recycling GmbH ("ESA"), an Austrian company. No investment was recorded because the estimated fair value of the net assets of ESA at the time of the exchange was nominal. ESA had no operations but planned to develop a tire recycling plant in Europe.  Under a settlement agreement, the 3,000,000 shares of the Company’s common stock were to be transferred back to the Company in exchange for return its 28.5% interest in ESA.  During the year ended July 31, 2004 the Company retired a certificate related to this settlement agreement for 1,200,000 shares.  The Company is seeking return of the remaining 1,800,000 shares of common stock.  Due to the uncertainty of the Company's ability to gain possession, 1,800,000 of the shares have been reflected as outstanding as of July 31, 2009 and 2008.  Also, as part of the settlement, the Company has agreed to pay to ESA, $300,000 from the proceeds from each of the first five sales of recycling plants anywhere in the world except Asia. These payments are due when the Company receives its final payment for each plant.

Note 6.  STOCK OPTIONS

The Company has a compensatory stock option plan. Under the plan, the Company may grant options for up to 1,350,000 shares of common stock. The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at July 31, 2009 were granted to employees or directors and expire in the year ending July 31, 2015.

Summarized information relative to the Company’s stock option plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,350,000	$0.12
Granted	-	-
Exercised	300,000	-
Forfeited	-	-
Outstanding at July 31, 2008	1,050,000	0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at July 31, 2009	1,050,000	$0.12

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ 0.12	1,050,000	5.0	$ 0.12	1,050,000	5.0	$ 0.12

As of July 31, 2009, the aggregate intrinsic value of all stock options outstanding and currently exercisable was approximately $40,500.  The intrinsic value of each option share is the difference between the fair market value of common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares of the closing stock price on each day.  The total number of in-the-money options outstanding and exercisable as of July 31, 2009, was 1,050,000.

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

The types of temporary differences between the tax bases of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset at July 31, 2009 are as follows:

	Reconciling Item	Tax Effect
Net operating loss carryforward	$4,698,000	$1,832,000
Research and development credit	9,000	4,000
	$4,707,000	$1,836,000

At July 31, 2009, the Company has loss carryforwards of approximately $4,698,000 which can be used to reduce future taxable income and will expire throughout 2009 to 2029.  In addition, the Company has a research credit of $9,000 available to offset income tax liabilities through 2022.

The change in the valuation allowance for the deferred tax asset during the year ended July 31, 2009 was approximately ($ 86,000).

Titan Technologies, Inc.
Notes to the Financial Statements
July 31, 2009 and 2008

Note 8.  RELATED PARTY TRANSACTIONS

The Company has an agreement with a shareholder to provide legal services and to serve as Secretary of the Company for a monthly fee of $1,500.  Total expenses incurred under this agreement were $18,000 for both of the years ended July 31, 2009 and 2008, which are included in general and administrative expenses.

The Company has an agreement with a related party to provide the use of an employee at cost.  The amount received under this agreement for the year ended July 31, 2009 was $32,230.  The Company has netted these amounts against payroll expense.

Note 9.  COMMITMENTS

During the year ended July 31, 2004, the Company entered into four employment contracts with its employees including two officers, and a consulting contract with a third officer. The contracts are in effect for the five year period from January 1, 2003 to December 31, 2008, and call for annual aggregate payments of $214,010. They are terminable by either party upon written notice and include a two year non-compete provision.  As of July 31, 2009 the contracts had not been renewed.

Note 10.  SUBSEQUENT EVENTS

Subsequent to July 31, 2009 the Company issued 400,000 shares of common stock for cash in the amount of $22,000.

As discussed in Note 3, effective September 30, 2009, the Company and Ally entered into an agreement to reinstate the original Franchise Agreement of August 23, 2006 (as amended February 23, 2007 and December 12, 2007), and extended the date to September 30, 2010. The Agreement will terminate on that date if Ally has not obtained sufficient financing to commence construction of its proposed tire recycling plant in Port Arthur, Texas.

We have evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and have determined that no events or transactions have occurred.  Subsequent to July 31, 2009, which would require recognition or discloser in the financial statements other than that which is discussed above.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Titan’s two (2) most recent fiscal years.

ITEM 9A:  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer), Ronald L. Wilder, as appropriate, to allow timely decisions regarding disclosure.  During the quarter ended July 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer, Ronald L. Wilder, and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that as of July 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in internal controls

During the fiscal quarter ended July 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of our Chief Executive Officer the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financing statements will not bed prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial as of July 31, 2009, we determined that control deficiencies existed that constituted material weaknesses as described below:

●           lack of documented policies and procedures;
●           we have no audit committee;

●           there is a risk of management override given that our officers have a highdegree of involvement in our day to day operations.
●           there is no policy on fraud and no code of ethics at this time, though weplan to implement such policies in fiscal 2010; and
●           There is no effective separation of duties, which includes monitoringcontrols, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Stark Winter Schenkein & Co., LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have disclosed all information required to be disclosed on reports on Form 8-K during the fourth quarter of the year covered by this report and after our July 31, 2009 year end.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the items which will be contained in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers".  All reports required by Section 16(a) of The Exchange Act to be filed during the fiscal year were filed.

ITEM 11:  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the item which will be contained in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof," "Executive Compensation" and "Certain Transactions."

Item 14. Principal Accountants Fees and Services

Audit Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Stark Winter Schenkein & Co., LLP, the Company’s principal accountants, for the Company annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by Stark Winter Schenkein in connection with statutory and regulatory filings or engagements was $18,750 in fiscal 2009 and $20,950 in fiscal 2008.

Audit Related Fees:

The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Stark Winter Schenkein that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(3)of Schedule 14A was $0 in fiscal 2009 and $0 in fiscal 2008.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Steve Estrada, CPA for tax compliance, tax advice, and tax planning was $18,052 in fiscal 2009 and $17,205 in 2008.

All Other Fees:

The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Stark Winter Schenkein, other than services reported in Item 9(e) of Schedule 14A, was $0 in fiscal 2009 and $0 in fiscal 2008.

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

ITEM 15: EXHIBITS AND REPORTS PART IV ON FORM 8-K.

     (a) Exhibits:

     The following  exhibits  are  incorporated  herein  by  reference  to  the Registrant's Form 10-SB, File No. 0-25024

Exhibit
Number	Title

3.	Articles of Incorporation and By-laws.

(i) Articles of Incorporation:

Articles of Incorporation dated July 14, 1954.

Articles of Amendment to Articles of Incorporation dated October 2, 1986.

(ii) By-laws currently in effect.

10.	Material Contracts.

10.1	Consulting Agreement dated September 15, 1992, Titan and Ronald E. Allred.

10.2	Purchase and Nonexclusive Licensing Agreement dated June 9, 1993, between Titan and Geotechnologies Corporation and Dong Kook Steel Material Company, Ltd.

10.3	Technical License Agreement dated July 23, 1993, between Titan and Hannam Co., Ltd.

10.4	Technical License Agreement dated July 23, 1993, between Titan and Dong Kook Steel Material Co., Ltd.

10.5	Purchase and Nonexclusive Licensing Agreement dated July 21,1994, between Titan and Geotechnologies Corp.

10.6	Purchase and Nonexclusive Licensing Agreement dated July 21, 1994, between Titan and Geotechnologies Corp. and Southeast Environmental Tire Recycling Corporation.

    The  following   exhibit  is  incorporated   herein  by  reference  to  the Registrant's  Annual  Report on Form  10-KSB for the fiscal year ended July 31, 1995.

10.7	Option agreement between the Registrant and Joseph Henry dated September 19,1995.

    The following exhibits are incorporated by reference to The Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996:

10.8	License Agreement as amended dated February 16, 1996, with Environmental Solutions Agency, Inc., relating to Europe, South Africa and North and South America.

10.9	Marketing and License Agreement dated March 19, 1996, with Dowan Company, Ltd., relating to Asia.

10.10	Agreement dated April 25, 1996, with Skoda Klatovy S.P.D., relating to the construction of a TRTM recycling plant in Austria.

10.11	Addendum to Skoda Klatovy S.P.D Agreement dated April 25, 1996.

10.12	Irrevocable Option Agreement with Abtech Industries, LLC, dated June 10, 1996.

10.13	Option Agreement between Titan, Adherent Technologies and Fiberite, Inc. dated September 4, 1996.

10.14	Promissory Note dated September 24, 1996.

    The following exhibits are incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000:

10.15	Consulting Agreement between the Registrant and Adherent Technology and Ronald Allred dated December 1, 1999.

    The following exhibits are incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended January 31, 2003:

10.16	Agreement with United States Recycling, LLC dated February 20, 2003

10.17	License Agreement with United States Recycling, LLC dated February 20, 2003

    The following exhibit is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2003:

10.18	Letter Agreement dated June 4, 2003 amending Agreement and License Agreement with United States Recycling, LLC dated February 20, 2003.

10.19	License Agreement with Jose Louis Edmundo Peredo Tornero d/b/a International Tire Recycling dated April 2, 2004.

10.20	Letter Agreement dated October 29, 2004 amending the License Agreement with Jose Louis Edmundo Peredo Tornero d/b/a International Tire Recycling dated April, 2, 2004.

    The following exhibit is incorporated by reference to the Registrant's Current Report on Form 8-K dated May 23, 2005:

10.21	License Agreement with James Samis, Randall Gideon, and Pat Teagarden dated May 17, 2005.

10.22	License Agreement dated February 1, 2006 for three plants in Mexico between the Company and PPT Holding, Ltd.

    The following exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 23, 2006.

10.23	Second License Agreement dated August 23, 2006 for the states of Texas, Louisiana, Mississippi and Oklahoma between the Company and Ally Investments, a Texas limited liability partnership.

    The following exhibits are incorporated by reference to Registrant's Current Report on Form 8-K dated December 21, 2007:

10.24	Second Amendment to License Agreement between the Registrant and Ally Investments, LLC dated December 12, 2007.

10.25	Memorandum of Understanding – Scrap Electronics between the Registrant and Ally Investments, LLC dated December 12, 2007.

21.	Subsidiaries of the Issuer.
The Company has no subsidiaries

    The following exhibits are incorporated herein:

31	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required by Item 601 of Regulation S-K are inapplicable to this Registrant in this filing.

     (b) Reports on Form 8-K:

No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

ON WRITTEN REQUEST, THE COMPANY WILL PROVIDE, WITHOUT CHARGE, A COPY OF ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2009, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION(INCLUDING THE FINANCIAL STATEMENTS AND THE SCHEDULES THERETO) TO ANY RECORD HOLDER OR BENEFICIAL OWNER OF THE COMPANY'S SHARES AS OF THE CLOSE OF BUSINESS ON OCTOBER 14, 2009.  ANY EXHIBIT WILL BE PROVIDED ON REQUEST UPON PAYMENT OF THE REASONABLE EXPENSES OF FURNISHING THE EXHIBIT.  ANY SUCH WRITTEN REQUEST SHOULD BE ADDRESSED TO RONALD L. WILDER, PRESIDENT, TITAN TECHNOLOGIES, INC., 3206 CANDELARIA ROAD, N.E., ALBUQUERQUE, NEW MEXICO 87107.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC.

By:    /s/ Ronald L. Wilder
         Ronald L. Wilder, President, Chief Executive Officer,
         Chief Accounting Officer, and Director
         Dated November 13, 2009

By:    /s/ Robert Simon
         Robert Simon, Secretary
         Date:  November 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ Ronald L. Wilder
         Ronald L. Wilder, Director
         Date: November 13, 2009

By:    /s/ Dr. Ronald E. Allred
         Dr. Ronald E. Allred, Director
         Date: November 13, 2009

  By:  /s/ Dana Finley
         Dana Finley, Director
      Date: November 13, 2009