Form 10-Q
period 2009-10-31
TITAN TECHNOLOGIES INC
filed 2009-12-15
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-25024

TITAN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEW MEXICO	85-0206831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 14, 2009 No par common 48,893,777.

Titan Technologies, Inc.
Index to Form 10-Q For the Quarter Ended October 31, 2009 Table of Contents
		Page

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of October 31, 2009 (unaudited) and July 31, 2009	4

	Condensed Statements of Operations for the three months ended October 31, 2009	5
	and 2008 (unaudited)

	Condensed Statements of Cash Flows for the three months ended October 31, 2009	6
	and 2008 (unaudited)

	Notes to the Unaudited Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4T.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports	15

Signatures		15

Certitications		Attached

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion on the Report on Form 10-Q, including the discussion in Item 2 of PART 1, contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management.  Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as  previous public filings with the Securities and Exchange Commission.  The discussion of the Company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-K for the year ended July 31, 2009 as filed with the Commission on  November 13, 2009.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
CONDENSED BALANCE SHEETS

ASSETS

	October 31, 2009
	(Unaudited)	July 31, 2009
Current Assets
Cash	$16,906	$13,288
Prepaid expenses	1,025	1,025

Total Current Assets	17,931	14,313

Other Assets	25,609	25,609

	$43,540	$39,922

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$193,410	$151,293
Deferred revenue	520,000	520,000
Total Current Liabilities	713,410	671,293

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
49,310,777 shares issued, 49,293,777 shares outstanding (October 31, 2009)
48,910,777 shares issued, 48,893,277 shares outstanding (July 31, 2009)	4,213,014	4,191,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,882,884)	(4,822,385)
	(669,870)	(631,371)

	$43,540	$39,922

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Three Months Ended October 31, 2009 and 2008
(UNAUDITED)

	2009	2008
REVENUES	$-	$100,000

COSTS AND EXPENSES
General and administrative	59,384	64,418
Outside services	1,115	20,850
	60,499	85,268

Income (loss) from operations	(60,499)	14,732

Provision for income taxes	-	-
Net income (loss)	$(60,499)	$14,732

Weighted average common shares outstanding -
Basic and diluted	49,152,473	48,501,517

Basic and diluted income (loss) per common share	$(0.00)	$0.00

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
For The Three Months Ended October 31, 2009 and 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(18,382)	$4,773

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	22,000	15,000
Net cash provided by financing activities	22,000	15,000

Net increase in cash	3,618	19,773

Cash at beginning of period	13,288	4,461

Cash at end of period	$16,906	$24,234

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company included in the Company’s Form 10-K for the year ended July 31, 2009 as filed with the Commission on November 13, 2009.

Note 2.  Earnings Per Share

The Company calculates net income (loss) per share as required by ASC 260-10, "Earnings per Share."  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2009 the Company had a net loss of ($60,499) and had working capital and stockholders' deficits of ($695,479) and ($669,870), respectively.  In addition, the Company has no revenue producing operations.

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

Note 4.  Stockholders' (Deficit)

During the three months ended October 31, 2009, the Company sold 400,000 shares of common stock for cash proceeds aggregating $22,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at October 31, 2009 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the fiscal year ending July 31, 2015.

Summarized information relative to the Company's stock option is as follows:
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at July 31, 2009	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at October 31, 2009	1,050,000	$0.12

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

Effective February 9, 2006, the Registrant executed a License Agreement with PPT, a Texas Limited Partnership and successor to the investor group discussed above, for the exclusive right to build recycling facilities in Mexico, utilizing Titan’s patented tire recycling technology (the “Mexican License”). The Agreement provides for the initial construction of three facilities within three years, commencing initially on or about September 15, 2006, which date has been verbally extended to the date on which PPT has obtained the necessary building permit for its first plant in Nuevo Laredo, Mexico, and has secured sufficient financing to commence construction of the plant. PPT has obtained the building permit for the first plant, but has not secured sufficient financing to commence construction.  Upon commencement of the construction of the first plant, PPT will become obligated to pay Titan an initial installment of $300,000 of the remaining $900,000 for the license fee for the first plant.  The Agreement also calls for a $200,000 payment for the exclusive license, for PPT to utilize Titan's tire recycling technology in Mexico, which amount has been previously received, as stated above.

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $150,000 was received during the  fiscal year ended July 31, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $520,000 is presented as deferred revenue at October 31, 2009.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at October 31, 2009 and is included in other assets in the accompanying financial statements.

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

Effective August 23, 2006, the Company entered into another licensing agreement with an unrelated investor group, Ally Investments, LLC (“Ally”), for the use of Titan's recycling patents and technology within the states of Texas, Louisiana, Mississippi and Oklahoma, and received a non-refundable deposit in the amount of $100,000, which amount was included in deferred revenue at July 31, 2008. The licensing fee agreement provided for a licensing fee for each plant of $1,600,000 upon securing both a construction site and construction financing, and production royalties of 1.5% of gross revenues derived from the sale of all products generated using Titan technology, upon reaching full capacity.

On December 12, 2007, the Company and Ally entered into a Second Amendment to License Agreement that modified the original License Agreement in the following respects:

1.	The Territory was expanded from the four states to the entire United States.

2.
The license fee of $1,600,000 and the royalty payment of 1.5% of all products produced was amended to a Ten (10%) percent membership interest in each of the single purpose entities formed to own and operate each plant beyond the first plant (the second and each subsequent plant)

.
3.
The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later that December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant. As of October 31, 2009, construction had not commenced.

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
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

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

Note 6.  Subsequent Events

The Company evaluated all events subsequent to the balance sheet date of October 31, 2009, through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at October 31, 2009 and compares it to our financial condition at fiscal year end July 31, 2009.  It also discusses our results of operations for the three months ended October 31, 2009 and October 31, 2008.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended July 31, 2009, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at October 31, 2009, the statements of income for the three months ended October 31, 2009 and 2008  and our statements of cash flows for the three months ended October 31, 2009 and 2008, are unaudited.

Results of Operations

As a result of activities by management, general and administrative expense decreased by $5,034 to $59,384 for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.

As a result of activities by management, outside services expense decreased by $19,735 to $1,115 for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.

Liquidity and Capital Resources

The Company's liquidity increased in the three months ended October 31, 2009, as cash increased by $3,618 since July 31, 2009.  Operations used $18,382 compared to the same period of the prior year in which operations provided $4,773.  Proceeds from the sale of common stock were $22,000 during the three months ended October 31, 2009 compared to $15,000 for the same period in 2008.

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

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal  executive officer and principal financial officer haves concluded that our disclosure controls and procedures were effective as of October 31, 2009.

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

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date that occurred in the most recent fiscal quarter, that have materially affected or are likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout the year.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2009, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

08/17/09	100,000	$6,000
09/04/09	200,000	10,000
09/12/09	100,000	6 000

	400,000	$ 22,000

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated December 14, 2009.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated December 14, 2009.

(b)
Reports on Form 8-K.  State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements files, and the dates of any such reports.

None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN TECHNOLOGIES, INC. (Registrant)
December 14, 2009
/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.