Form 10-Q
period 2010-01-31
TITAN TECHNOLOGIES INC
filed 2010-03-15
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 10, 2010 No par common 49,293,777.

Titan Technologies, Inc.
Index to Form 10-Q For the Quarter Ended January 31, 2010 Table of Contents
		Page

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009	4

	Condensed Statements of Operations for the three months ended January 31, 2010	5
	and 2009 (unaudited)

	Condensed Statements of Operations for the six months ended January 31, 2010	6
	and 2009 (unaudited)

	Condensed Statements of Cash Flows for the six months ended January 31, 2010	7
	and 2009 (unaudited)

	Notes to the Unaudited Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	13
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	14

Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4T.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports	16

Signatures		16

Certitications		Attached

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion on the Report on Form 10-Q, including the discussion in Item 2 of PART 1, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as  previous public filings with the Securities and Exchange Commission.  The discussion of the Company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-K for the year ended July 31, 2009 as filed with the Commission on  November 13, 2009.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
CONDENSED BALANCE SHEETS

ASSETS

	January 31, 2010
	(Unaudited)	July 31, 2009
Current Assets
Cash	$2,095	$13,288
Prepaid expenses	-	1,025
Total Current Assets	2,095	14,313

Other Assets	25,609	25,609

	$27,704	$39,922

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$211,342	$151,293
Deferred revenue	520,000	520,000
Total Current Liabilities	731,342	671,293

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
49,310,777 shares issued, 49,293,777 shares outstanding (January 31, 2010)
48,910,777 shares issued, 48,893,777 shares outstanding (July 31, 2009)	4,213,014	4,191,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,916,652)	(4,822,385)
	(703,638)	(631,371)

	$27,704	$39,922

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Three Months Ended January 31, 2010 and 2009
(UNAUDITED)

	2010	2009
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	30,261	67,437
Outside services	3,507	22,602
	33,768	90,039

(Loss) from operations	(33,768)	(90,039)

Provision for income taxes	-	-
Net (loss)	$(33,768)	$(90,039)

Weighted average common shares outstanding -
Basic and diluted	49,293,777	48,336,777

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Six Months Ended January 31, 2010 and 2009
(UNAUDITED)

	2010	2009
REVENUES	$-	$100,000

COSTS AND EXPENSES
General and administrative	89,645	131,855
Outside services	4,622	43,452
	94,267	175,307

(Loss) from operations	(94,267)	(75,307)

Provision for income taxes	-	-
Net (loss)	$(94,267)	$(75,307)

Weighted average common shares outstanding -
Basic and diluted	49,225,299	48,293,978

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
For The Six Months Ended January 31, 2010 and 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net cash (used in) operating activities	$(33,193)	$(8,416)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	22,000	15,000
Net cash provided by financing activities	22,000	15,000

Net increase (decrease) in cash	(11,193)	6,584

Cash at beginning of period	13,288	4,461

Cash at end of period	$2,095	$11,045

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended January 31, 2010 the Company had a net loss of ($94,267) and had working capital and stockholders' deficits of ($729,247) and ($703,638), respectively.  In addition, the Company has no revenue producing operations.

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
October 31, 2009

Note 4.  Stockholders' (Deficit)

During the six months ended January 31, 2010, the Company sold 400,000 shares of common stock for cash proceeds aggregating $22,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at January 31, 2010 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the fiscal year ending July 31, 2015. Effective January 31, 2010, 900,000 options granted to employees were cancelled by unanimous consent of the Board of Directors and also the consent of the option holders.

Summarized information relative to the Company's stock option is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2009	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Cancelled	(900,000)	-
Forfeited	-	-
Outstanding at January 31, 2010	150,000	$0.12

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

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $150,000 was received during the  fiscal year ended July 31, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $520,000 is presented as deferred revenue at January 31, 2010.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at January 31, 2010 and is included in other assets in the accompanying financial statements.

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

1	The Territory was expanded from the four states to the entire United States.

2
The license fee of $1,600,000 and the royalty payment of 1.5% of all products produced was amended to a ten (10%) percent membership interest in each of the single purpose entities formed to own and operate each plant beyond the first plant (the second and each subsequent plant).

3.
The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later than December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant. As of January 31, 2010, construction had not commenced.

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

  Note 6.   Subsequent Events

The Company evaluated all events subsequent to the balance sheet date of January 31, 2010, through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at January 31, 2010 and compares it to our financial condition at fiscal year end July 31, 2009.  It also discusses our results of operations for the three and six months ended January 31, 2010 and January 31, 2009.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended July 31, 2009, including the audited financial statements and notes included therein.

Results of Operations

As a result of activities by management, general and administrative expense decreased by $37,176 (56%) to $30,261 for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily because certain employees and a contractor agreed to forego both payment and accrual of compensation during this period.

As a result of activities by management, outside services expense decreased by $19,095  (85%) to $3,507 for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, primarily due to reduced services by the consultant for the Mexican License during this period.

As a result of activities by management, general and administrative expense decreased by $42,210  (32%) to $89,645 for the six months ended January 31, 2010 compared to the six months ended January 31, 2009, primarily because certain employees and a contractor agreed to forego both payment and accrual of compensation during this period.

As a result of activities by management, outside services expense decreased by $38,830 (90%) to $4,622 for the six months ended January 31, 2010 compared to the six months ended January 31, 2009, primarily due to reduced services by the consultant for the Mexican License during this period.

Liquidity and Capital Resources

The Company's liquidity decreased in the six months ended January 31, 2010, as cash decreased by $11,193 since July 31, 2009.  Operations used $33,193 compared to the same period of the prior year in which operations used $8,416.  Proceeds from the sale of common stock were $22,000 during the six months ended January 31, 2010 compared to $15,000 for the same period in 2009.

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

ITEM 3. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

-
ITEM 4T.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal  executive officer and principal financial officer haves concluded that our disclosure controls and procedures were effective as of January 31, 2010.

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

(b	Changes in Internal Controls.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2010, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated March 15, 2010.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated March 15, 2010.

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
March 15, 2010
/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.