Form 10-Q
period 2010-04-30
TITAN TECHNOLOGIES INC
filed 2010-06-25
CIK 932144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[XX]	QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 14, 2010 No par common 49,293,777.

Titan Technologies, Inc.

Index to Form 10-Q
For the Quarter Ended April 30, 2010

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009	4

	Condensed Statements of Operations for the three months ended April 30, 2010	5
	and 2009 (unaudited)

	Condensed Statements of Operations for the nine months ended April 30, 2010	6
	and 2009 (unaudited)

	Condensed Statements of Cash Flows for the nine months ended April 30, 2010	7
	and 2009 (unaudited)

	Notes to the Unaudited Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	12
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16

Item 4.	Controls and Procedures	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4T.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports	18

Signatures		18

Certitifications		Attached

Titan Technologies, Inc.
Cautionary Statement on Forward-Looking Statements

The discussion on the Report on Form 10-Q, including the discussion in Item 2 of PART 1, contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management.  Words such as "expects", "anticipates", "intends", "believes", "plans", seeks", "estimates", and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks, and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company's financial condition and results of operations included in Item 2 of PART 1 should also be read in conjunction with the financial statements and related notes included in Item 1 of PART 1 of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the "Risk Factors" and annual financial statements and noted thereto included in the Company's Form 10-K for the year ended July 31, 2009 as filed with the Commission on November 13, 2009.  The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Titan Technologies, Inc.
CONDENSED BALANCE SHEETS

ASSETS
	April 30, 2010
	(Unaudited)	July 31, 2009
Current Assets
Cash	$11,363	$13,288
Prepaid expenses	-	1,025
	11,363	14,313
Total Current Assets

Other Assets	25,609	25,609

	$36,972	$39,922

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$205,567	$151,293
Loan payable - related	30,000	-
Deferred revenue	520,000	520,000
Total Current Liabilities	755,567	671,293

Stockholders' (Deficit)
Common stock - no par value; authorized, 50,000,000 shares;
49,310,777 shares issued, 49,293,777 shares outstanding (April 30, 2010)
48,910,777 shares issued, 48,893,277 shares outstanding (July 31, 2009)	4,213,014	4,191,014
Treasury stock, 17,000 shares, at cost	-	-
Accumulated (deficit)	(4,931,609)	(4,822,385)
	(718,595)	(631,371)

	$36,972	$39,922

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Three Months Ended April 30, 2010 and 2009
(UNAUDITED)

	2010	2009
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	14,591	58,119
Outside services	366	2,451
	14,957	60,570

(Loss) from operations	(14,957)	(60,570)

Provision for income taxes	-	-
Net (loss)	$(14,957)	$(60,570)

Weighted average common shares outstanding -
Basic and diluted	49,293,777	48,278,271

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For The Nine Months Ended April 30, 2010 and 2009
(UNAUDITED)

	2010	2009
REVENUES	$-	$100,000

COSTS AND EXPENSES
General and administrative	104,236	189,974
Outside services	4,988	45,903
	109,224	235,877

(Loss) from operations	(109,224)	(135,877)

Provision for income taxes	-	-
Net (loss)	$(109,224)	$(135,877)

Weighted average common shares outstanding -
Basic and diluted	49,249,821	48,362,312

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
For The Nine Months Ended April 30, 2010 and 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net cash (used in) operating activities	$(53,925)	$(30,580)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from loan	30,000	-
Proceeds from the sale of common stock	22,000	44,000
Net cash provided by financing activities	52,000	44,000

Net increase (decrease) in cash	(1,925)	13,420

Cash at beginning of period	13,288	4,461

Cash at end of period	$11,363	$17,881

See the accompanying notes to the financial statements.

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

Note 1.    Summary of Significant Accounting Policies

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASU's).  The ASC was effective during the period ended October 31, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010 via ASU No. 2010-09.  The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended January 31, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.

The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine  months ended April 30, 2010 the Company had a net loss of ($109,224) and had working capital and stockholders' deficits of ($744,204) and ($718,595), respectively.  In addition, the Company has no revenue producing operations.

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

Note 4.    Stockholders' (Deficit)

During the nine months ended April 30, 2010, the Company sold 400,000 shares of common stock for cash proceeds aggregating $22,000.

The Company has a compensatory stock option plan.  Under the plan, the Company may grant options for up to 1,350,000 shares of common stock.  The Board of Directors shall determine the exercise price and term of the options. The options vest on the date granted. All options outstanding at April 30, 2010 were granted to employees or directors in the fiscal year ended July 31, 2005 and expire in the fiscal year ending July 31, 2015.

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

Summarized information relative to the Company's stock option is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at July 31, 2009	1,050,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited	-	-
Forfeit/cancelled	(900,000)	-
Outstanding at April 30, 2010	150,000	$0.12

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

The Mexican License provides for a $1,000,000 license fee for each plant, payable as follows: (i) a deposit of $100,000 paid by April 30, 2006; (ii) $300,000 payable upon commencement of construction; (iii) $300,000 upon completion of construction; and (iv) $300,000 upon reaching full capacity.  During the year ended July 31, 2006, PPT and its predecessor paid Titan $320,000, and PPT received credit for the $180,000 previously paid by its predecessor. Therefore, the total initial $500,000 requirement, including the $300,000 deposit for the first three plants as well as $200,000 for the exclusive license for the Republic of Mexico, has been satisfied. An additional $50,000 was received during the fiscal year ended July 31, 2007.  Another $150,000 was received during the  fiscal year ended July 31, 2009, which is included in deferred revenue.  Since construction has not yet commenced, the balance of the deposit of $520,000 is presented as deferred revenue at April 30, 2010.

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

Additionally, Titan has agreed to purchase a seven percent (7%) ownership interest in PPT for $100,000, of which $75,000 was paid during fiscal 2005 pursuant to previous agreements that were subsequently deemed void.  Titan has been given credit for its previous payments, towards the purchase of its investment in PPT.  Since PPT is in the organizational stages, the final $25,000 paid in fiscal 2006 is presented as a deposit at April 30, 2010 and is included in other assets in the accompanying financial statements.

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

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

3.
The obligation to pay the initial license fee for the first plant of $1,600,000 remains unchanged, but the obligation to commence construction of the first plant, as amended on February 23, 2007, to commence, on or before December 31, 2007, and be in operation, no later than December 31, 2008 was modified to require that construction of the first plant commence when (i) government agencies have granted construction approval and (ii) Ally has obtained financing to build the first plant. As of April 30, 2010, construction had not commenced.

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

Titan Technologies, Inc.
Notes to the Unaudited Condensed Financial Statements
April 30, 2010

This agreement expired on December 31, 2008 and the non-refundable deposit of $100,000 was recognized as income.  On September 30, 2009, an agreement was reached to reinstate the terms of the original contract with a termination date of  September 30, 2010.

Note 6.    Shareholder Note Payable

On April 1, 2010 the Company borrowed $15,000 from a shareholder, as evidenced by a promissory note in that amount. The note bears interest at 8.0% per annum and is due on or before July 1, 2010. On April 30, 2010 the Company borrowed an additional $15,000 from the same shareholder, and signed a second promissory note for $15,000. This note also bears interest at 8.0% per annum and is due on or before July 31, 2010. At the Company's election, the April 30, 2010 note may be paid by the transfer of 300,000 shares of the Company's common stock to this shareholder. Two officers have agreed to donate the 300,000 shares (150,000 shares each) to the Company if the Company elects to pay the second note in shares of its common stock.

Note 7.    Subsequent Events

The Company has evaluated all transactions subsequent to the balance sheet date of April 30, 2010, through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following narrative describes the financial condition of Titan Technologies, Inc.  (“we”, “our” or the “Company”) at April 30, 2010 and compares it to our financial condition at fiscal year end July 31, 2009.  It also discusses our results of operations for the three and nine months ended April 30, 2010 and April 30, 2009.  This discussion and analysis should be read in conjunction with the information contained in our annual report on Form 10-K for the fiscal year ended July 31, 2009, including the audited financial statements and notes included therein.  The financial statements included in this report, including our balance sheet at April 30, 2010, the statements of operations for the three months and nine months ended April 30, 2010 and 2009  and our statements of cash flows for the nine months ended April 30, 2010 and 2009, are unaudited.

Results of Operations

As a result of activities by management, general and administrative expense decreased by $85,738  (45%) to $104,236 for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009 primarily because certain employees and a contractor agreed to forego both payment and accrual of compensation during this period.

As a result of activities by management, outside services expense decreased by $40,915 (89%) to $4,988 for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009, primarily due to reduced services by the consultant for the Mexican License during this period.

As a result of activities by management, general and administrative expense decreased by $43,528 (75%) to $14,591 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily because certain employees and a contractor agreed to forego both payment and accrual of compensation during this period.

As a result of activities by management, outside services expense decreased by $2,085  (85%) to $366 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily due to reduced services by the consultant for the Mexican License during this period.

Liquidity and Capital Resources

The Company's liquidity decreased in the nine months ended April 30, 2010, as cash decreased by $1,925 since July 31, 2009.  Operations used $53,925 compared to the same period of the prior year in which operations used $30,580.  Proceeds from the sale of common stock were $22,000 during the nine months ended April 30, 2010 compared to $44,000 for the same period in 2009.  $30,000 was borrowed from an investor.

Future financing activities of the Company include primarily the sale of common stock.  The Company does not solicit purchasers of its common stock, but believes past experience demonstrates that there will be sufficient unsolicited purchases of common stock to sustain the Company's cash flow needs, especially in light of the expected revenue form licensing activities in the future.

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

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal  executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2010.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2010, the Company sold common stock to three investors.  The following table illustrates the dates of the transactions, the number of shares and the proceeds of the sale.

Date	Shares Issued	Cash Received

08/17/09	100,000	$6,000
09/04/09	200,000	10,000
09/12/09	100,000	6 000

	400,000	$22,000

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ronald L. Wilder dated June 22, 2010.

32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Ronald L. Wilder, dated June 22, 2010.

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
June 25, 2010
/s/ Ronald L. Wilder
Ronald L. Wilder, President, Chief
Executive Officer, Chief Financial
Officer and Chief Accounting Officer.